Form 10-Q
period 2025-09-30
WaterBridge Infrastructure LLC
filed 2025-11-12
CIK 2064947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42850

WaterBridge Infrastructure LLC

(Exact name of registrant as specified in its charter)

Delaware	33-4546086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5555 San Felipe Street, Suite 1200 Houston, Texas (Address of principal executive offices)	77056 (Zip Code)

Registrant’s telephone number, including area code: (713) 230‑8864

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A shares representing limited liability company interests	WBI	New York Stock Exchange
NYSE Texas, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non‑accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2025, the registrant had 43,264,850 Class A shares and 80,190,150 Class B shares, outstanding.

i

PART I – FINANCIAL INFORMATION

Glossary

The following are abbreviations and definitions of certain terms used in this document, many of which are commonly used in the industry:

Bpd or Bbl/d. Barrels per calendar day.

Brackish water. Water with salinity levels between seawater and freshwater.

CAGR. Compound annual growth rate.

Completion. The process of preparing a well for the production of oil and gas by injecting high-pressure fluids mixed with proppants to create fractures in reservoir rock to enhance permeability.

Crude oil. A mixture of hydrocarbons that exists in liquid phase in natural underground reservoirs and remains liquid at atmospheric pressure after passing through surface separating facilities.

Delaware Basin. A geological depositional and structural basin in West Texas and southern New Mexico, which is a part of the Permian Basin.

Desert Environmental. Desert Environmental LLC, a Delaware limited liability company and portfolio company of funds affiliated with Five Point.

Desert Holdings. Desert Environmental Holdings LLC, a Delaware limited liability company.

Devon Holdco. Devon WB Holdco L.L.C., a Delaware limited liability company.

E&P. Oil and natural gas exploration and production.

E&P companies. Oil and natural gas exploration and production companies, including producers and/or operators.

Elda River. Elda River Infrastructure WB LLC, a Delaware limited liability company.

Five Point. Five Point Infrastructure LLC, a Delaware limited liability company and our legacy financial sponsor.

GAAP. Accounting principles generally accepted in the United States of America.

GIC. Ashburton Investment Private Limited, an affiliate of Singapore’s sovereign wealth fund.

Incentive Units. Management incentive units consisting of time‑based awards of profits interests.

LandBridge. LandBridge Company LLC, a Delaware limited liability company (NYSE: LB), and its subsidiaries.

LandBridge Holdings. LandBridge Holdings LLC, a Delaware limited liability company.

Legacy Owners. WBR Holdings, NDB Holdings, Desert Holdings, Devon Holdco, Elda River and GIC, collectively.

MBbls. One thousand barrels.

MBbl/d. One thousand barrels per day.

Mineral interest. A real‑property interest that grant ownership of oil and natural gas under a tract of land and the rights to explore for, develop, and produce oil and natural gas on that land or to lease those exploration and development rights to a third party.

MMbbls. One million barrels.

MVC. Minimum volume commitments.

NDB Holdings. NDB Holdings LLC, a Delaware limited liability company and portfolio company of funds affiliated with Five Point.

NDB Incentive Units. Management incentive units consisting of time‑based awards of profits interests in NDB LLC.

NDB LLC. WaterBridge NDB LLC, a Delaware limited liability company and portfolio company of funds affiliated with Five Point.

NDB Midstream. NDB Midstream LLC, a Delaware limited liability company.

NGL. Natural gas liquid.

OpCo. WBI Operating LLC, a Delaware limited liability company.

Operator. The individual or company responsible for the development and/or production of an oil or natural gas well.

Permian Basin. A large sedimentary basin located in West Texas and southeastern New Mexico.

Produced water. Water that comes out of an oil and natural gas well with crude oil and natural gas.

Produced water handling facilities. Facilities employed for the treatment and handling of produced water.

Skim oil. Oil recovered as a byproduct of the produced water from a well during E&P operations.

WaterBridge. WaterBridge Infrastructure LLC, a Delaware limited liability company.

WaterBridge Operating. WaterBridge Operating LLC, a Delaware limited liability company.

WB 892. WB 892 LLC, a former Delaware limited liability company.

WBEF. WaterBridge Equity Finance LLC, a former Delaware limited liability company.

WBR Holdings. WBR Holdings LLC, a Delaware limited liability company and portfolio company of funds affiliated with Five Point.

INTRODUCTORY NOTE

WaterBridge was formed on April 11, 2025 as a Delaware limited liability company to serve as the issuer in an initial public offering, which closed on September 18, 2025 (the “IPO”). WaterBridge is a holding company, the sole material asset of which is units representing limited liability company interests (“OpCo Units”) in WBI Operating LLC (“OpCo”). WaterBridge is the managing member of OpCo. Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “WaterBridge,” “us,” “we,” “our” or the “Company” are to (i) WaterBridge NDB Operating LLC (“NDB Operating”), our predecessor for SEC reporting purposes, and its subsidiaries, for periods prior to the completion of the WaterBridge Combination (as defined below) and (ii) WaterBridge and its subsidiaries for periods following the completion of the WaterBridge Combination. For more information on the IPO and the WaterBridge Combination, please see “Initial Public Offering” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cautionary Statement Regarding Forward Looking Statements

The information in this Quarterly Report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward‑looking statements. When used in this Quarterly Report, words such as “may,” “assume,” “forecast,” “could,” “would,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “budget” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. These forward‑looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events at the time such statements were made. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements described under the section entitled “Risk Factors” included elsewhere in this Quarterly Report and under the heading “Risk Factors” in our prospectus, dated September 16, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act on September 18, 2025 in connection with the IPO (the “Prospectus”). By their nature forward‑looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward‑looking statements contained in this Quarterly Report are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations, cash flows and financial position and could cause actual results to differ materially from those in such forward‑looking statements. Forward‑looking statements may include, but are not limited to, statements about:

•
our customers’ demand for and use of our services;
•
the domestic and foreign supply of, and demand for, energy sources, including the impact of actions relating to oil price and production controls by OPEC+ with respect to oil production levels and announcements of potential changes to such levels;
•
our reliance on a limited number of customers, as well as our operations in the Delaware Basin, for a substantial majority of our revenues;
•
our ability to enter into favorable contracts with our customers, including the prices we are able to charge and the margins we are able to realize;
•
commodity price volatility and trends related to changes in commodity prices, and our customers’ ability to manage through such volatility;
•
the availability of additional pore space for future capacity expansion;
•
the level of competition from other water management companies;
•
changes in the prices charged to our customers and availability of services necessary for our customers to conduct their businesses, as a result of oversupply, government regulations or other factors;
•
any planned or future expansion projects by us or our customers;
•
our ability to initiate and continue the payment of dividends;
•
the development of advances or changes in energy technologies or practices;

•
our ability to successfully implement our growth plans, including through organic growth projects, future acquisitions or otherwise;
•
the potential deterioration of our customers’ financial condition and their ability to access capital to fund their development programs;
•
the degree to which consolidation among our customers may affect spending on U.S. drilling and completions in the near term;
•
our customers’ ability to obtain necessary supplies, raw materials and other critical components on a timely basis, or at all;
•
our and our customers’ ability to obtain necessary supplies, raw materials and other critical components on a timely basis, or at all, including any impacts presented by imposed or potential tariffs and any reactions thereto in international trade;
•
the effects of a prolonged U.S. federal government shutdown;
•
our and our customers’ ability to obtain government approvals or acquire or maintain necessary permits, including those related to the development and operation of produced water handling facilities;
•
operational disruptions and liability related thereto associated with our customers, including those due to environmental hazards, fires, explosions, chemical mishandling or other industrial accidents;
•
our liquidity and our ability to access the capital markets on favorable terms, or at all, which depends on general market conditions, including the impact of inflation, elevated interest rates and Federal Reserve policies and potential economic recession;
•
uncertainty of estimates of oil, natural gas and NGL reserves and production;
•
the effects of political instability or armed conflict in oil and natural gas producing regions, including the global economic distress resulting from the Russia-Ukraine war, as well as increased tensions in the Middle East, and potential energy insecurity in Europe, which may decrease demand for oil and natural gas or contribute to volatility in the prices for oil and natural gas, which could decrease demand for our services;
•
our level of indebtedness and our ability to service our indebtedness;
•
our ability to integrate future acquisitions and manage related growth;
•
our ability to recruit and retain key management and employees;
•
actions taken by the federal or state governments, such as executive orders or new or expanded regulations, that may impact future energy production in the U.S. and any acceleration of the domestic and/or international transition to a low carbon economy as a result of the IRA or otherwise;
•
changes in laws and regulations (or the interpretation thereof), such as the One Big Beautiful Bill Act (the “BBB” Act), including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate brackish water transfer, carbon pricing, pipeline construction, taxation or emissions, leasing, permitting or drilling and various other environmental matters;
•
changes in effective tax rates, or adverse outcomes resulting from other tax increases or an examination of our income or other tax returns and tax inefficiencies;
•
the severity and duration of world health events, natural disasters or inclement or hazardous weather conditions, including cold weather, hurricanes, droughts, earthquakes, flooding and tornadoes;
•
evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insider or others with authorized access, cyber or phishing attacks, ransomware, social engineering, physical breaches or other actions; and
•
other factors identified in the Prospectus under the heading “Risk Factors” and as discussed elsewhere in this Quarterly Report including in the section titled “Risk Factors.”

We caution you that these forward‑looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the operation of business in our industry. We disclose important factors that could cause our actual results to differ materially from our expectations under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward‑looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements we may make.

All forward‑looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary note. This cautionary note should also be considered in connection with any subsequent written or oral forward‑looking statements that we or persons acting on our behalf may issue. Except as may otherwise be required by applicable law, we disclaim any duty to update any forward‑looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

Item 1. Financial Statements

WaterBridge Infrastructure LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$346,649	$13,284
Accounts receivable, net	153,222	49,472
Other receivables	1,985	1,549
Related party accounts receivable	35,884	50,025
Prepaid expenses and other current assets	17,350	6,008
Total current assets	555,090	120,338

Non-current assets:
Property, plant and equipment, net	2,201,224	1,101,041
Goodwill	52,119	9,091
Intangible assets, net	967,724	98,589
Deferred tax assets	133,630	-
Other assets	29,420	21,528
Total non-current assets	3,384,117	1,230,249
Total assets	$3,939,207	$1,350,587

Liabilities and equity
Current liabilities:
Accounts payable	$43,146	$16,899
Related party accounts payable	5,018	13,721
Accrued liabilities	81,720	44,553
Current portion of long-term debt	33,336	6,536
Other current liabilities	1,783	1,759
Total current liabilities	165,003	83,468

Non-current liabilities:
Long-term debt, net of debt issuance costs	1,682,211	586,417
Tax receivable agreement liability	201,613	-
Other long-term liabilities	30,316	17,653
Total non-current liabilities	1,914,140	604,070
Total liabilities	2,079,143	687,538

Commitments and contingencies (Note 12)

Member’s equity	-	663,049
Class A shares, unlimited shares authorized and 43,264,850 shares issued and outstanding as of September 30, 2025. None authorized, issued or outstanding as of December 31, 2024.	608,288	-
Class B shares, unlimited shares authorized and 80,190,150 shares issued and outstanding as of September 30, 2025. None authorized, issued or outstanding as of December 31, 2024.	80	-
Retained earnings	(667)	-
Total shareholders’ equity attributable to WaterBridge Infrastructure LLC	607,701	-
Noncontrolling interest	1,252,363	-
Total shareholders’ equity and member’s equity	1,860,064	663,049
Total liabilities and equity	$3,939,207	$1,350,587

See accompanying notes to the unaudited condensed consolidated financial statements

WaterBridge Infrastructure LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Produced water handling	$83,639	$51,849	$201,568	$124,766
Produced water handling - related party	27,736	28,546	84,028	77,417
Water solutions	9,842	6,250	24,514	17,047
Water solutions - related party	573	1,118	3,874	3,331
Other revenues	1,246	2,040	2,436	6,527
Other revenues - related party	214	-	252	-
Total revenues	123,250	89,803	316,672	229,088

Direct operating costs	45,771	34,949	115,387	88,973
Direct operating costs - related party	12,458	7,932	33,662	18,005
Depreciation, depletion, amortization, and accretion	30,026	19,988	72,212	56,931
Total cost of revenues	88,255	62,869	221,261	163,909

General and administrative expense	9,004	6,914	23,179	26,972
Loss (gain) on disposal of assets	141	92	11,832	(206)
Other operating expense (income), net	2,156	1,090	3,821	(2,893)
Operating income	23,694	18,838	56,579	41,306

Interest expense, net	19,335	15,668	43,560	38,840
Other income, net	(31)	(249)	(296)	(249)
Income from operations before taxes	4,390	3,419	13,315	2,715

Income tax (benefit) expense	(366)	114	(277)	252
Net income	$4,756	$3,305	$13,592	$2,463
Net income prior to IPO	7,588		16,424
Net loss attributable to noncontrolling interest	(2,165)		(2,165)
Net loss attributable to WaterBridge Infrastructure LLC	$(667)		$(667)

Basic and dilutive net loss per Class A share for the period from September 18, 2025 to September 30, 2025	$(0.02)		$(0.02)

Basic and dilutive weighted average Class A shares outstanding for the period from September 18, 2025 to September 30, 2025	43,264,850		43,264,850

See accompanying notes to the unaudited condensed consolidated financial statements

WaterBridge Infrastructure LLC and Subsidiaries

Condensed Consolidated Statements of Shareholders’ and Member’s Equity

(in thousands, except share amounts)

(unaudited)

	Member’s Equity	Class A		Class B		Retained Earnings	Non-controlling Interest	Total Shareholders’ and Member’s Equity
	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at January 1, 2025	$663,049	-	$-	-	$-	$-	$-	$663,049
Deemed non-cash contributions prior to reorganization	324	-	-	-	-	-	-	324
Net income prior to reorganization	1,711	-	-	-	-	-	-	1,711
Balance at March 31, 2025	$665,084	-	$-	-	$-	$-	$-	$665,084
Contribution from member	20,000	-	-	-	-	-	-	20,000
Deemed non-cash contributions prior to reorganization	1,058	-	-	-	-	-	-	1,058
Net income prior to reorganization	7,125	-	-	-	-	-	-	7,125
Balance at June 30, 2025	$693,267	-	$-	-	$-	$-	$-	$693,267
Deemed non-cash contributions prior to reorganization	845	-	-	-	-	-	-	845
Non-cash contributions related to the Combination	784,513	-	-	-	-	-	-	784,513
Net income prior to reorganization	7,588	-	-	-	-	-	-	7,588
Effect of Combination and IPO	(1,486,213)	43,264,850	756,599	80,190,150	80	-	1,402,415	672,881
Purchase of Elda River OpCo equity interests	-	-	-	-	-	-	(228,161)	(228,161)
TRA liability at IPO and exchange of OpCo Units for Class A shares	-	-	(68,403)	-	-	-	-	(68,403)
Deemed non-cash contributions subsequent to reorganization	-	-	-	-	-	-	152	152
Noncontrolling interest rebalancing	-	-	(79,983)	-	-	-	79,983	-
RSU share-based compensation expense	-	-	75	-	-	-	139	214
Net loss subsequent to reorganization	-		-	-	-	(667)	(2,165)	(2,832)
Balance at September 30, 2025	$-	43,264,850	$608,288	80,190,150	$80	$(667)	$1,252,363	$1,860,064

Total Member’s Equity
Balance at January 1, 2024	$650,528
Deemed non-cash contributions	647
Net income	3,331
Balance at March 31, 2024	$654,506
Deemed non-cash contributions	8,064
Net loss	(4,173)
Balance at June 30, 2024	$658,397
Deemed non-cash contributions	697
Net income	3,305
Balance at September 30, 2024	$662,399

See accompanying notes to the unaudited condensed consolidated financial statements

WaterBridge Infrastructure LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$13,592	$2,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, depletion, and accretion	72,212	56,931
Debt issuance costs amortization and debt issuance costs write off	3,379	4,699
Share-based compensation	2,593	9,408
Customer relationship amortization	1,374	1,291
Loss on disposal of assets	11,832	181
Deferred income tax expense	(420)	-
Other	160	927
Changes in operating assets and liabilities:
Accounts receivable	(26,792)	(6,226)
Related party accounts receivable	9,077	(9,733)
Prepaid expenses and other assets	(3,116)	621
Accounts payable	9,822	4,030
Related party accounts payable	3,466	1,251
Accrued and other current liabilities and other liabilities	(25,664)	1,825
Consideration paid to customer	-	(3,050)
Net cash provided by operating activities	71,515	64,618

Investing activities
Acquisitions, net of cash acquired	39,901	(165,843)
Capital expenditures	(189,360)	(128,049)
Proceeds from disposal of assets	19,930	2,500
Net cash used in investing activities	(129,529)	(291,392)

Financing activities
Proceeds from issuance of Class A shares, net of underwriting discounts and commissions	685,354	-
Purchase of OpCo equity interests from Elda River	(228,161)	-
Contributions from member	20,080	-
Proceeds from term loans	-	575,000
Repayments on term loans	(21,188)	-
Proceeds from revolvers	55,000	30,000
Repayments on revolvers	(115,000)	(357,500)
Debt issuance costs	(543)	(18,113)
Offering costs	(2,326)	-
Other financing payments	(1,837)	(1,406)
Net cash provided by financing activities	391,379	227,981
Net increase in cash and cash equivalents	333,365	1,207
Cash and cash equivalents - beginning of period	13,284	12,869
Cash and cash equivalents - end of period	$346,649	$14,076

See accompanying notes to the unaudited condensed consolidated financial statements

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Organization and Nature of Operations

WaterBridge Infrastructure LLC (the “Company,” “WaterBridge,” “we,” “our” and “us”) was formed on April 11, 2025 as a Delaware limited liability company to serve as the issuer in our initial public offering (the “IPO”). We are governed by a First Amended and Restated Limited Liability Company Agreement, dated as of September 18, 2025 (the “LLC Agreement”). The Company is headquartered in Houston, Texas.

We are a holding company whose principal asset consists of units representing limited liability company interests (“OpCo Units”) in WBI Operating LLC (“OpCo”). Under the LLC Agreement, we have been designated as the managing member of OpCo, and, as the managing member, we are responsible for all operational, management and administrative decisions relating to OpCo’s business, and we consolidate financial results of OpCo and its subsidiaries. The Company did not have any business transactions or activities from its inception until the acquisition of the OpCo Units, other than related to its formation and its initial capitalization.

We generate revenue primarily by charging produced water handling fees for transporting produced water for disposal into our produced water handling facilities and, to a lesser extent, by providing raw or recycled produced water to customers for reuse in drilling and completion operations and oilfield waste reclamation and disposal operations. By focusing on produced water handling, our revenues are tied primarily to the long-life production of oil and natural gas wells rather than drilling activity, which can be more cyclical in nature. Our assets primarily consist of produced water handling, recycling and waste management facilities, brackish water wells and ponds, water pipeline systems and related facilities within the Delaware Basin in West Texas and New Mexico, the Eagle Ford Basin in South Texas and the Arkoma Basin in Oklahoma. We also operate two waste management facilities for the disposal of non-hazardous waste resulting from oil and gas exploration and production activity in the Delaware Basin and provide gas transportation services in the Arkoma Basin.

Our predecessor for SEC reporting purposes is WaterBridge NDB Operating LLC (“NDB Operating”), an indirect, wholly owned subsidiary of NDB Midstream LLC (“NDB Midstream”). NDB Midstream was the accounting acquirer in the Combination (as defined below). Accordingly, the historical pre-Combination condensed consolidated financial statements of WaterBridge reflect the operations of NDB Operating.

Combination and Corporate Reorganization

On September 17, 2025 (the “Combination Date”), we, our Legacy Owners and other related entities consummated certain consolidation transactions, including the contribution of all of the respective equity interests in WBEF, NDB Midstream, and Desert Environmental LLC (“Desert Environmental” and, together with WBEF and NDB Midstream, the “Contributed Entities”) to OpCo in order to combine our businesses and operations and simplify our organizational structure prior to the IPO (the “Combination”). See Note 5 — Acquisitions for additional information on the Combination.

The Combination was accounted for as a business combination in accordance with ASC 805, Business Combinations, as the Contributed Entities were not under common control. Accordingly, our condensed consolidated financial statements reflect the assets and liabilities of NDB Midstream (the accounting acquirer) at their historical carrying values, and the assets and liabilities of WBEF and Desert Environmental (the acquired entities) at their respective fair values as of the Combination Date.

The LLC Agreement authorizes two classes of shares, Class A shares and Class B shares, in each case representing limited liability company interests in us (“Class A shares” and “Class B shares”, respectively). Only our Class A shares have economic rights and entitle holders thereof to participate in any dividends our board of directors (the “Board”) may declare. Under the LLC Agreement, the Company is authorized to issue an unlimited number of additional limited liability company interests of any type without the approval of our shareholders, subject to the rules of the New York Stock Exchange and NYSE Texas, Inc. Each holder of a Class A share is entitled to one vote on all matters to be voted on by our shareholders generally. Our Class B shares are not entitled to participate in any dividends the Board may declare but are entitled to vote on the same basis as the Class A shares. Holders of Class A shares and Class B shares vote together as a single class on all matters presented to our shareholders, except as otherwise required by applicable law or by the LLC Agreement. We do not intend to list the Class B shares on any stock exchange.

Initial Public Offering

On September 18, 2025, following the Combination, we completed our IPO of 31,700,000 Class A shares at a price to the public of $20.00 per share. In addition, the underwriters exercised their option to purchase up to an additional 4,755,000 Class A shares at the public offering price, which purchase was completed on September 22, 2025.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

The closing of the IPO, including the completion of the underwriters’ option to purchase additional Class A shares, resulted in net proceeds of approximately $672.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses. We utilized (i) $228.2 million of the net proceeds to purchase a portion of the limited liability company interests in OpCo from Elda River and (ii) contributed all of the remaining net proceeds of the IPO (including the net proceeds of the underwriters' option to purchase additional Class A shares) to OpCo in exchange for OpCo Units at a per-unit price equal to the per share price paid by the underwriters for Class A shares in the IPO. OpCo used approximately $130.0 million of the remaining net proceeds to repay outstanding borrowings under the NDB Revolving Credit Facility, SDB Revolving Credit Facility and the Desert Environmental term loan. On October 6, 2025, OpCo used an additional $303.9 million of the remaining net proceeds, together with $1.4 billion of net proceeds from the issuance of the Notes (as defined below), to repay all outstanding borrowings and accrued interest under the NDB Term Loan and SDB Term Loan. See Note 7 — Debt for additional information. The remainder of the net proceeds were retained for general company purposes, including funding working capital and future growth projects.

Subject to certain exceptions and under certain conditions, we, our Legacy Owners and certain of their affiliates, and all of our executive officers and directors have agreed with the underwriters not to, directly or indirectly, offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of or transfer, without the prior written consent of the representatives of the underwriters, any Class A shares or securities convertible into or exercisable or exchangeable for Class A shares, including OpCo Units and Class B shares, for a period of 180 days after the date of the Prospectus (as defined below).

Redemption Rights

Pursuant to the Amended and Restated Limited Liability Company Agreement of OpCo, dated as of September 18, 2025 (the “OpCo LLC Agreement”), each holder of an OpCo Unit (other than the Company) (each, a “Redeeming Member”) has the right, subject to certain limitations (the “Redemption Right”), to cause OpCo to acquire all or a portion of its OpCo Units (along with the cancellation of a corresponding number of our Class B shares) for, at OpCo’s election, either (x) Class A shares at a redemption ratio of one Class A share for each OpCo Unit redeemed, subject to conversion rate adjustments for equity splits, dividends and reclassifications and other similar transactions (“applicable conversion rate adjustments”) or (y) cash in an amount equal to the Cash Election Amount (as defined in the OpCo LLC Agreement) of such Class A shares. Alternatively, upon the exercise of the Redemption Right, the Company has the right, pursuant to the Call Right (as defined in the OpCo LLC Agreement), to acquire each tendered OpCo Unit directly from the Redeeming Member for, at the Company’s election, either (x) one Class A share, subject to applicable conversion rate adjustments, or (y) cash in an amount equal to the Cash Election Amount of such Class A shares. Notwithstanding the foregoing, to the extent a Redeeming Member and its affiliates own at least 40% of the voting power of the Company, (i) OpCo may elect to settle a redemption by such Redeeming Member in cash only to the extent that, prior to or contemporaneously with making such election, the Company issues a number of equity securities at least equal to the number of OpCo Units subject to such redemption and contributes to OpCo an amount in cash equal to the net proceeds received by the Company from the issuance of such equity securities, and (ii) the Company may make a Cash Election (as defined in the OpCo LLC Agreement) in connection with its exercise of its Call Right with respect to a redemption by such Redeeming Member only to the extent that, prior to or contemporaneously with making such election, the Company issues a number of equity securities at least equal to the number of OpCo Units subject to such redemption.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflects all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Financial Statements should be read in conjunction with NDB Operating's annual audited financial statements and accompanying notes for the year ended December 31, 2024, included within the Company's final prospectus filed with the SEC on September 18, 2025 (the “Prospectus”), pursuant to Rule 424(b) under the Securities Act. All dollar amounts in the Financial Statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

In these Financial Statements, periods prior to the closing of the Combination on September 17, 2025, reflect the financial statements of NDB Operating and its subsidiaries. Periods subsequent to the closing of the Combination on September 17, 2025, reflect the financial statements of the consolidated Company, including WaterBridge, OpCo and its subsidiaries.

Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2025.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Consolidation

We have determined that the members with equity at risk in OpCo lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact OpCo’s economic performance; therefore, OpCo is considered a variable interest entity. As the managing member of OpCo, we operate and control all of the business and affairs of OpCo and also have the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate OpCo for accounting purposes.

These Financial Statements include the accounts of the Company, OpCo and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

On occasion, the Company enters into joint operating agreements (“JOA”) pursuant to which third parties receive non-operating undivided interests in one or more produced water handling facilities and related assets subject to the JOA. The undivided interest owners (i) receive their proportionate share of revenue and (ii) pay for their proportionate share of all costs and expenses incurred in drilling, equipping, installing, and operating the JOA assets. The JOAs are not separate legal entities; rather, each undivided interest received by the parties to the JOA is an undivided ownership interest in the applicable assets. The Company records its undivided interests related to these JOAs and records revenues and expenses related to these disposal activities on a net basis as part of revenues and costs and expenses. JOA revenues and costs and expenses are subject to audit by all non-operating parties, or such other entity that the non-operator authorizes to conduct the audit, generally limited to the preceding two years following the end of a calendar year.

Noncontrolling Interest

Our Financial Statements include a noncontrolling interest representing the percentage of OpCo Units not held by us. The noncontrolling interest is subject to change in connection with various equity transactions such as issuances of Class A shares, the redemption of Class B shares (and corresponding OpCo Units) for Class A shares, or the cancellation of Class B shares (and corresponding OpCo Units).

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and regularly evaluated by the Chief Operating Decision Maker (“CODM”) for the purpose of making key operating decisions, allocating resources, and assessing operating performance. The Company operates as one operating and reportable segment. The Company is managed as a whole rather than through discrete operating segments. Our executive team is organized by function, rather than legal entity, with no business component manager reporting directly to the CODM. Allocation of resources is made on a project basis across the Company without regard to geographic area, and considers among other things, return on investment, current market conditions, including commodity prices and market supply, availability of services and human resources, and contractual commitments. The Company’s Chief Executive Officer is the CODM who allocates resources and assess performance based upon financial information at the consolidated level.

All of our revenues are generated in the United States and all of our tangible long-lived assets, which consist of property, plant and equipment, are located in the United States. The measure of segment assets is reported on our condensed consolidated balance sheets as total assets. Total expenditures for additions to long-lived assets is reported on our condensed consolidated statements of cash flows.

The measure of profit and loss regularly provided to the CODM that is most consistent with U.S. GAAP is net income, as presented in our condensed consolidated statements of operations. The Company presents all of its significant segment expenses and other metrics as used by the CODM to make decisions regarding the Company’s business, including resource allocation and performance assessment in our condensed consolidated statements of operations.

Significant Accounting Policies

As of September 30, 2025, the Company’s significant accounting policies are consistent with those discussed in Note 2 — Summary of Significant Accounting Policies of NDB Operating’s consolidated financial statements contained in the annual audited financial statements and accompanying notes for the year ended December 31, 2024, included within the Prospectus. There were no significant updates or revisions to our accounting policies during the three and nine months ended September 30, 2025.

Acquisitions

To determine if a transaction should be accounted for as a business combination or an asset acquisition, we first calculate the relative fair value of the assets acquired. If substantially all of the relative fair value is concentrated in a single asset or group of similar assets, or, if not, but the transaction does not include a significant process (that is, does not meet the definition of a business), the transaction is recorded as an asset acquisition. We record asset acquisitions using the cost accumulation model. Under the cost accumulation model

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

of accounting, the cost of the acquisition, including certain transaction costs, are allocated to the assets acquired using relative fair values. All other transactions are recorded as business combinations. We record the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. Transactions in which we acquire control of a business are accounted for under the acquisition method. The identifiable assets, liabilities and any noncontrolling interests are recorded at the estimated fair value as of the acquisition date. The purchase price in excess of the fair value of assets acquired and liabilities assumed is recorded as goodwill.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Whenever available, fair value is based on or derived from observable market prices or parameters. When observable market prices or inputs are not available, unobservable prices or inputs are used to estimate the fair value. The three levels of the fair value measurement hierarchy are as follows:

•
Level 1: Quoted market prices in active markets for identical assets or liabilities.
•
Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
•
Level 3: Unobservable inputs that are not corroborated by market data.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, net of current expected credit losses, and accounts payable and accrued liabilities reported on the condensed consolidated balance sheets approximate fair value due to their highly liquid nature or short-term maturity.

The Company adjusts the carrying amount of certain non-financial assets, property, plant and equipment and definite-lived intangible assets, to fair value on a non-recurring basis when impaired.

The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. The estimated fair value of our debt approximates the principal amount outstanding because the interest rates applicable to such amounts are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty. Refer to Note 7 — Debt.

Share-Based Compensation

Restricted Share Units

In connection with the IPO, the Board adopted the WaterBridge Infrastructure LLC Long Term Incentive Plan (the “LTIP”). The LTIP allows for the grant of options, share appreciation rights, restricted share units (“RSUs”), share awards, dividend equivalents, other share-based awards, cash awards, substitute awards, or any combination thereof.

There are 5,700,000 Class A shares reserved and available for delivery under the LTIP, subject to increase on January 1 of each calendar year by a number of shares equal to the lesser of 5% of the total number of Class A shares and Class B shares outstanding as of December 31 of the immediately preceding calendar year; the number of shares required to bring the total shares available for issuance under the LTIP to 5% of the total number of Class A shares and Class B shares outstanding as of December 31 of the immediately preceding calendar year; or such smaller number of shares as determined by the Board.

RSUs issued to participants are recorded on grant date at fair value. Expense is recognized on a straight-line basis over the requisite service period (generally the vesting period of the award) as either other operating and maintenance expense or general and administrative expense in the condensed consolidated statements of operations. We have elected to account for forfeitures as they occur. Therefore, compensation cost previously recognized for an award that is forfeited because of failure to satisfy a service condition will be reversed in the period of the forfeiture. RSUs include dividend equivalent rights that permit holders of granted but unvested RSUs to receive nonforfeitable distributions alongside common equity holders of the Company as if such RSUs were granted as of the applicable record date for such distribution.

See Note 9 — Share-Based Compensation for additional information.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Interest Capitalization

The Company capitalizes interest costs mainly during the construction period of its assets. Upon placing the underlying asset in service, these costs are depreciated over the estimated useful life of the corresponding assets for which interest costs were incurred.

Earnings (Loss) Per Share Attributable to WaterBridge

We use the two-class method in our computation of earnings per share. Our RSUs include dividend equivalent rights that permit holders of granted but unvested RSUs to receive a non-forfeitable cash amount equal in value to dividends paid with respect to an equal number of shares and are contemplated as participating when the Company is in a net income position. These awards participate in dividend equivalents on a basis equivalent to other Class A shares but do not participate in losses.

Basic earnings (loss) per share (“EPS”) of our Class A shares is computed on the basis of the weighted average number of shares outstanding during each period. The diluted EPS of our Class A shares contemplates adjustments to the numerator and the denominator under the if-converted method for the convertible Class B shares. The Company uses the treasury stock method or two-class method when evaluating dilution for RSUs. The more dilutive of the two methods is included in the calculation for diluted EPS.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This guidance further enhances income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. We plan to adopt this guidance and comply with the disclosure requirements when it becomes effective for our 2025 annual report. We are currently assessing the impact of this standard on our Financial Statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). This guidance requires tabular disclosure of specified natural expenses in certain expense captions, a qualitative description of amounts that are not separately disaggregated, and disclosure of the Company's definition and total amount of selling expenses. We plan to adopt this guidance and comply with the disclosure requirements when it becomes mandatorily effective for annual periods beginning after December 15, 2026. We are currently assessing the impact of this standard on our Financial Statements and related disclosures.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

3. Additional Financial Statement Information

Other Balance Sheet information is as follows:

	September 30, 2025	December 31, 2024
Prepaids and other current assets
Prepaid expenses	$14,573	$4,840
Debt issuance costs	1,549	474
Other	1,228	694
Total prepaids and other current assets	$17,350	$6,008

Other assets
Customer contracts	$18,487	$19,861
Operating lease right-of-use assets	6,732	-
Non-current prepaid expenses	2,251	980
Debt issuance costs	479	671
Other	1,471	16
Total other assets	$29,420	$21,528

Accounts payable
Trade payable	$30,249	$13,202
Working interest and royalty payable	11,126	2,660
Taxes payable	648	319
Other	1,123	718
Total accounts payable	$43,146	$16,899

Accrued liabilities
Accrued operating and capital expenses	$41,087	$36,783
Accrued payroll	15,667	2,391
Accrued professional fees	15,652	1,010
Accrued property taxes	6,005	2,458
Accrued interest	2,025	1,911
Other	1,284	-
Total accrued liabilities	$81,720	$44,553

Other long-term liabilities
Asset retirement obligation liability	$15,616	$9,194
Operating lease liability	5,978	-
Contract liabilities	5,535	3,797
Finance lease liability	1,950	2,826
Other	1,237	1,836
Total other long-term liabilities	$30,316	$17,653

As of September 30, 2025 and December 31, 2024, the Company had $3.4 million and $2.4 million, respectively, in allowance for doubtful accounts.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Other Statements of Operations information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Produced water handling revenues	$102,314	$71,056	$260,176	$181,837
Skim oil revenues	9,061	9,339	25,420	20,346
Total produced water handling revenues	$111,375	$80,395	$285,596	$202,183

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2025	2024
Non-cash investing and financing activities:
Equity contribution related to acquisitions	$784,513	$-
Capital expenditures in accounts payable and accrued liabilities	$32,340	$18,290
Asset financing	$1,161	$-
Insurance financing	$-	$1,014
Asset retirement obligation additions	$1,930	$485

4. Property, Plant and Equipment

As of September 30, 2025 and December 31, 2024, property, plant and equipment, net of accumulated depreciation, depletion, and amortization consisted of the following:

	September 30, 2025	December 31, 2024
Wells, pipelines, facilities, ponds and related equipment	$2,067,613	$1,092,412
Brackish water wells, facilities, ponds and related equipment	38,842	23,577
Crude and gas pipelines, related equipment and other	35,175	35,129
Buildings, vehicles, equipment, furniture and other	110,802	28,016
Waste facilities and related equipment	28,751	-
Land	16,985	4,558
Construction in progress	100,345	58,702
	2,398,513	1,242,394
Less: Accumulated depreciation, depletion, and amortization	(197,289)	(141,353)
Total property, plant and equipment, net	$2,201,224	$1,101,041

Depreciation expense was $23.3 million and $17.5 million for the three months ended September 30, 2025 and 2024, respectively, and $60.3 million and $51.6 million for the nine months ended September 30, 2025 and 2024, respectively.

On March 13, 2025, the Company sold its crude gathering and transportation assets to a third party for $19.6 million, resulting in a loss from the sale of assets of $11.7 million.

5. Acquisitions

As part of the Combination, 100% of the equity interests in WBEF, NDB Midstream, and Desert Environmental were transferred to OpCo. The Combination was accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”), using the acquisition method of accounting where NDB Midstream is the accounting acquirer of WBEF and Desert Environmental, as the Contributed Entities were not under common control. Under the acquisition method of accounting, the assets and liabilities of WBEF and Desert Environmental were recorded at their respective fair values as of the date of closing of the Combination and added to those of the Company. The financial results of WBEF and Desert Environmental are included in the Company’s consolidated results for the period beginning September 17, 2025.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes the preliminary fair values assigned to assets acquired and liabilities assumed as of the Combination Date for WBEF:

Fair Value of Consideration Transferred:
Fair value of units exchanged	$660,637
Deferred cash consideration	3,858
Settlement of preexisting relationships	(6,062)
Total consideration	$658,433

Assets Acquired and (Liabilities) Assumed:
Cash and cash equivalents	$39,706
Accounts receivable	70,496
Related party receivable	467
Prepaid and other assets	16,684
Operating lease right-of-use assets	6,732
Property and equipment	953,872
Intangible assets(1)	834,000
Accounts payable	(7,508)
Accrued expenses and other liabilities	(69,403)
Debt	(1,186,613)
Net tangible assets acquired and (liabilities) assumed	$658,433
(1)
Acquired WBEF intangible assets solely consisting of customer contracts that will be amortized straight-line over ten years.

The following table summarizes the preliminary fair values assigned to assets acquired and liabilities assumed as of the Combination Date for Desert Environmental:

Fair Value of Consideration Transferred:
Fair value of units exchanged	$123,876
Settlement of preexisting relationships	(481)
Total consideration	$123,395

Assets Acquired and (Liabilities) Assumed:
Cash and cash equivalents	$4,132
Accounts receivable	6,898
Related party receivable	2,236
Prepaid and other assets	279
Finance lease right-of-use assets	2,523
Property and equipment	38,701
Intangible assets(1)	44,100
Accounts payable	(349)
Related party payable	(55)
Accrued expenses and other liabilities	(3,950)
Debt	(14,148)
Net tangible assets acquired and (liabilities) assumed	80,367
Goodwill	43,028
Total	$123,395
(1)
Acquired Desert Environmental intangible assets solely consisting of customer relationships that will be amortized straight-line over ten years.

The purchase accounting for the Combination is considered preliminary with respect to certain assets acquired and liabilities assumed. Additionally, identifiable intangible assets, and liabilities, and transaction consideration, may be adjusted as the Company continues to gather and evaluate information about circumstances that existed as of the Combination Date. The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the Combination Date.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

The total transaction consideration attributable to WBEF was approximately $658.4 million, comprised of 33,031,854 OpCo Units at fair value of $20.00 per OpCo Unit as of the date of the Combination. The total transaction consideration attributable to Desert Environmental was approximately $123.4 million, comprised of 6,193,800 OpCo Units at fair value of $20.00 per OpCo Unit as of the date of the Combination.

The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. A total of $43.0 million in goodwill was attributed to Desert Environmental, primarily attributable to additional profitability and other synergies. All goodwill acquired is expected to be deductible for tax purposes.

Revenues and operating loss before taxes from WBEF for the period from September 17, 2025 through September 30, 2025 amounted to approximately $12.0 million and $3.5 million, respectively. Revenues and operating income before taxes from Desert Environmental for the period from September 17, 2025 through September 30, 2025 amounted to approximately $1.2 million and $0.4 million, respectively.

Pro Forma Results

The unaudited pro forma financial information below was derived from historical financial records of NDB Operating, WBEF and Desert Environmental and presents the operating results for the periods presented as if the Combination occurred on January 1, 2024. The unaudited pro forma results include adjustments to reflect (1) incremental depreciation and amortization expense, (2) elimination of debt issuance cost amortization, and (3) elimination of related party revenues and direct operating costs among the Contributed Entities.

Accordingly, the following unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Combination had occurred at the beginning of fiscal year 2024, nor are they indicative of the Company's future results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$205,468	$177,730	$581,077	$490,250
Net income (loss)	$2,296	$(21,875)	$(32,661)	$(93,676)

6. Income Taxes and Tax Receivable Agreement

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

The calculation of our effective tax rate was as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income before income taxes	$4,390	$3,419	$13,315	$2,715
Income tax expense (benefit)	$(366)	$114	$(277)	$252
Effective tax rate	(8.34%)	3.33%	(2.08%)	9.28%

The Company’s effective income tax rate differs from the U.S. statutory rate primarily because the income attributable to periods prior to the IPO and the non-controlling interest is pass-through income not subject to U.S. federal income tax within the entities included in the Company’s condensed consolidated financial statements.

OpCo and the majority of its subsidiaries are limited liability companies treated as partnerships for U.S. federal income tax purposes and, therefore, have not been subject to U.S. federal income tax at an entity level. As a result, the consolidated net income (loss) in our

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

historical financial statements for periods prior to the IPO and Combination does not reflect the tax expense (benefit) we would have incurred if we were subject to U.S. federal income tax at an entity level during those periods. OpCo continues to be treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to OpCo’s members, including the Company, and any taxable income of OpCo is reported in the respective tax returns of its members. The Company did not engage in any material business activities or have any material assets prior to the closing of the Combination.

In connection with the Combination and the merger of WB 892 LLC (“WB 892”), a Delaware limited liability company, with and into the Company, the Company recorded a net deferred tax asset of $133.2 million. The deferred tax asset is attributable to net operating losses (“NOLs”) historically generated at WB 892, future imputed interest deductions (“TRA Imputed Interest”) associated with the Tax Receivable Agreement (the “TRA”) entered into by the Company with OpCo and the Legacy Owners (each such person and its permitted transferees, a “TRA Holder” and collectively, the “TRA Holders”), and the difference between the Company’s outside basis in its investment in OpCo compared to its share of the net financial statement carrying value of the assets of OpCo. The NOL carryforwards have an indefinite life and are expected to be subject to annual limitations under the provisions of Section 382 of the Internal Revenue Code. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. Based on these factors, we determined that the deferred tax asset established in connection with the Combination is more likely than not to be recognized; therefore, no valuation allowance was recorded. The initial deferred tax asset of $108.6 million for NOL carryforwards, $13.9 million for the TRA Imputed Interest, and $10.7 million for the investment in OpCo are recorded against Class A shares in the condensed consolidated statements of shareholders’ and member’s equity.

On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act (“OBBB”), was enacted in the U.S., which includes a broad range of tax reform provisions, including extending and modifying certain key provisions (both domestic and international) in the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. We have evaluated the full effects of the legislation and determined that the legislation has a material impact on our financials statements, particularly as it relates to full expensing of certain qualifying tangible personal property, as well as changes to the interest limitation computations. The impacts of the legislation are considered in our provision for income taxes for the nine months ended September 30, 2025.

Tax Receivable Agreement.

On September 18, 2025, in connection with the Combination and the IPO, we entered into the TRA with OpCo and the TRA Holders. The TRA generally provides for the payment by us to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that we (a) actually realize, or in some cases are deemed to realize, with respect to taxable periods ending after the IPO or (b) the TRA terminates early (at our election or as a result of our breach) with respect to any taxable periods ending on or after such early termination event, in each case, as a result of (i) the tax basis increases resulting from the exchange of OpCo Units and the corresponding surrender of an equivalent number of shares of Class B shares by the TRA Holders for a number of Class A shares on a one-for-one basis or, at our option, the receipt of an equivalent amount of cash pursuant to the OpCo LLC Agreement; (ii) the tax deductions allocable to the Company as a result of the existing tax basis of assets of OpCo prior to the IPO; (iii) the tax deductions allocable to the Company as a result of existing tax basis of assets of OpCo purchased after the IPO and prior to an exchange of OpCo Units; (iv) NOLs and interest expense carryforwards of WB 892; and (v) deductions arising from imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the TRA. We will retain the benefit of the remaining 15% of these cash savings, if any.

As of September 30, 2025, the Company recorded a TRA liability of $201.6 million primarily attributable to existing tax basis of OpCo prior to the IPO as well as NOL carryforwards of WB 892. The establishment of the TRA liability as a result of the Combination and IPO is recorded against Class A shares in the condensed consolidated statements of shareholders’ and member’s equity. Future adjustments to the obligation under the TRA, which might result from, among other things, changes in expectations about the extent to which tax benefits subject to the TRA will be realized and tax rate changes, would be recognized in earnings. This arrangement does not represent a tax based on income, but rather a contractual relationship between an entity and its shareholders and is accounted for under ASC 450—Contingencies. The effects of these adjustments are not an element of income tax expense as they do not relate to costs incurred in connection with compliance with income tax law.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

7. Debt

As of September 30, 2025 and December 31, 2024, our debt consisted of the following:

	September 30, 2025	December 31, 2024
NDB Term Loan	$569,250	$573,562
SDB Term Loan	1,138,500	-
NDB Revolving Credit Facility	-	35,000
Insurance financing note	11,906	744
Asset financing note	7,357	68
Total debt	1,727,013	609,374
Current portion of long-term debt	(33,336)	(6,536)
Unamortized debt issuance costs (1)	(13,612)	(16,421)
Unamortized debt premium (2)	2,146	-
Total long-term debt	$1,682,211	$586,417
(1)
Unamortized debt issuance costs presented as a reduction to total debt are attributable to the NDB and SDB Term Loans.
(2)
Unamortized debt premium presented as an increase to total debt is attributable to the SDB Term Loan recognized at fair value in conjunction with the Combination.

During the nine months ended September 30, 2025, the Company recorded $4.1 million in capitalized interest. During the three months ended September 30, 2025, the Company recorded no capitalized interest.

Term Loans

NDB Term Loan

On May 10, 2024, NDB Operating entered into a $575.0 million term loan facility (the “NDB Term Loan”) with a maturity date of May 10, 2029. On September 19, 2025, the NDB Term Loan was assumed by WaterBridge Midstream Operating LLC (“WaterBridge Midstream”), a subsidiary of the Company. The NDB Term Loan is secured by a first-priority lien on substantially all assets of WaterBridge Midstream and its subsidiaries. The NDB Term Loan is also fully and unconditionally guaranteed by OpCo, WaterBridge Operating LLC (“WaterBridge Operating”), a direct subsidiary of OpCo, and each of WaterBridge Midstream’s subsidiaries.

We may elect for outstanding borrowings under the NDB Term Loan to accrue interest at a rate based on either (i) a forward-looking term rate based on the secured overnight financing rate (“Term SOFR” and loans accruing interest based on Term SOFR, “Term SOFR Loans”), or (ii) a customary base rate (“Base Rate” and loans accruing interest based on the Base Rate, “Base Rate Loans”), in each case plus an applicable margin. Term SOFR Loans bear interest at a rate equal to Term SOFR for the applicable interest period plus a margin of 4.25%. Interest on Term SOFR Loans is payable at the end of the applicable interest period. Base Rate Loans bear interest at a rate per annum equal to the highest of (i) the Federal Funds Rate, as in effect from time to time, plus 0.5%, (ii) the prime rate, as published by The Wall Street Journal from time to time, and (iii) Term SOFR for a one-month tenor plus 1.00%, in each case, plus a margin of 3.25%. Interest on Base Rate Loans is payable quarterly in arrears.

Pursuant to the NDB Term Loan, WaterBridge Midstream and its subsidiaries are required to comply with various financial and other covenants common to credit agreements, including (i) a minimum debt service coverage ratio of at least 1.10 to 1.00 as of the last day of each fiscal quarter, measured on a periodic basis, and (ii) restrictions on the ability to incur debt, grant liens, make dispositions, make distributions and dividends, engage in transactions with affiliates, and make investments.

WaterBridge Midstream is required to prepay loans under the NDB Term Loan in an amount equal to a portion of or all of WaterBridge Midstream’s excess cash flow (“ECF”), as defined in the NDB Term Loan, within five days of delivering year-end financials, commencing with the fiscal year ending December 31, 2025. In the event ECF in any year is equal to or less than $5.0 million, no mandatory prepayment shall be required.

The NDB Term Loan contains customary events of default, including for the failure of WaterBridge Midstream or other loan parties to comply with the various financial, negative and affirmative covenants under the NDB Term Loan (subject to the cure provisions set forth therein). During the existence of an event of default, the agent may, or at the direction of the requisite lenders thereunder shall,

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

terminate the commitments and/or declare all outstanding loans and accrued interest and fees under the NDB Term Loan to be immediately due and payable (among other available remedies).

The table below summarizes the amortization of debt issuance costs and interest expense associated with the NDB Term Loan which are included in interest expense, net, on the consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NDB Term Loan
Debt issuance costs amortization	$950	$902	$2,851	$1,488
Interest costs incurred	$12,091	$14,438	$36,165	$22,599
Weighted average interest rate	8.29%	9.83%	8.34%	9.83%

SDB Term Loan

On June 27, 2024, WaterBridge Midstream entered into $1.15 billion term loan facility (“SDB Term Loan”) with a maturity date of June 27, 2029. The SDB Term Loan is secured by a first-priority lien on substantially all assets of WaterBridge Midstream and its subsidiaries and a parent pledge of the equity interests of WaterBridge Midstream. The SDB Term Loan is also guaranteed by OpCo, WaterBridge Operating, and each of WaterBridge Midstream’s subsidiaries.

The principal amount under the SDB Term Loan may be funded as Term SOFR Loans or Base Rate Loans. We elect whether to borrow under the facility Term SOFR or Base Rate. There is currently one tranche of debt outstanding under the SDB Term Loan. Term SOFR Loans bear interest at a rate equal to a variable rate of Term SOFR for the applicable interest period plus a margin of 4.75%. Interest on Term SOFR Loans is payable at the end of the applicable interest period. Base Rate Loans bear interest at a rate per annum equal to the highest of (i) the Federal Funds Rate, as in effect from time to time, plus 0.5%, (ii) the prime rate, as published by The Wall Street Journal from time to time as the “bank prime loan” rate, and (iii) Term SOFR for a one-month tenor plus 1.00%, in each case, plus 3.75%. Interest on Base Rate Loans is payable quarterly.

Pursuant to the SDB Term Loan, WaterBridge Midstream and its subsidiaries are required to comply with various financial and other covenants common to credit agreements, including (i) a minimum debt service coverage ratio of at least 1.10 to 1.00 as of the last day of each fiscal quarter, measured on a periodic basis, and (ii) restrictions on the ability to incur debt, grant liens, make dispositions, make distributions and dividends, engage in transactions with affiliates, and make investments.

WaterBridge Midstream is required to prepay loans under the SDB Term Loan in an amount equal to a portion of or all of the Company’s ECF, as defined in the SDB Term Loan, within five days of delivering year-end financials, commencing with the fiscal year ending December 31, 2025. In the event ECF in any year is equal to or less than $5.0 million, no mandatory prepayment shall be required.

Debt issuance costs associated with the SDB Term Loan, as applicable, consist of fees incurred to secure the financing and are amortized over the life of the loan using a method which approximates the effective interest method as a direct deduction from the carrying amount of the related long-term debt. The table below summarizes the amortization of the debt premium and interest expense associated with the SDB Term Loan which are included in interest expense, net, on the consolidated statements of operations.

Period from September 17, 2025 through September 30, 2025
SDB Term Loan
Interest costs incurred	$4,134
Weighted average interest rate	9.31%

Under the Combination, the SDB Term Loan was recognized at its fair market value on September 17, 2025, with the difference between the principal amount of the SDB Term Loan and the fair market value of the SDB Term Loan being recognized at a premium which will be amortized over the remaining term of the SDB Term Loan.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Revolving Credit Facilities

NDB Revolving Credit Facility

	September 30, 2025	December 31, 2024
Total facility size	$100,000	$100,000
Less:
Outstanding balance	-	35,000
Letters of credit issued	-	-
Available commitment	$100,000	$65,000

Unamortized debt issuance costs (1)	$992	$1,145
(1)
Unamortized debt issuance costs are deferred and presented within prepaid expenses and other current assets, and other assets on the consolidated balance sheets

On June 8, 2022, NDB Operating entered into a revolving credit facility (the “NDB Revolving Credit Facility”), which was subsequently amended to, among other things, decrease the total aggregate revolving commitment amount from $380.0 million to $100.0 million and extend the maturity date to June 8, 2027.

On September 19, 2025, in connection with the closing of the IPO, the outstanding borrowings under the NDB Revolving Credit Facility of $90.0 million were repaid with a portion of the net proceeds of the IPO.

The NDB Revolving Credit Facility was further amended on September 19, 2025 (the “NDB Amendment”) to (a) authorize WaterBridge Midstream to assume the obligations of NDB Operating under the NDB Revolving Credit Facility and be bound by all of the terms and provisions of the NDB Revolving Credit Facility (collectively, the “SDB Borrower Assumption”), (b) provide an unsecured guarantee from OpCo and WaterBridge Operating, and (c) require that the lenders party thereto to (i) consent to the WBR Specified Transaction (as defined in the NDB Amendment) and the SDB Borrower Assumption, (ii) permit the assumption and incurrence of the term loan obligations outstanding under the SDB Term Loan in an aggregate outstanding principal amount not to exceed $1,150 million, and (iii) permit the assumption and incurrence of the revolving commitments and loans outstanding under the SDB Revolving Credit Facility in an aggregate outstanding principal amount not to exceed $100 million.

The NDB Revolving Credit Facility provides for revolving borrowings up to the aggregate revolving commitment, subject to compliance with various financial and other covenants common in such agreements that apply to the Company and its subsidiaries, including (i) a maximum leverage ratio of 5.00:1.00 and a minimum interest coverage ratio of 1.10:1.00, in each case measured on a periodic basis, and (ii) restrictions on the ability to incur debt, grant liens, make dispositions, make distributions and dividends, engage in transactions with affiliates, or make investments.

We may elect to borrow principal amounts under the NDB Revolving Credit Facility as Term SOFR Loans or Base Rate Loans. Term SOFR Loans bear interest at a rate per annum equal to (i) Term SOFR for the applicable tenor plus 0.10% (“Adjusted Term SOFR”), plus the Term SOFR applicable margin (see table below), which such margin is determined by reference to the Company’s leverage ratio. Base Rate Loans bear interest at a rate per annum equal to the highest of (i) the rate of interest which the administrative agent announces from time to time as its prime lending rate, as in effect from time to time (the “Prime Rate”), (ii) the Federal Funds Rate plus 0.50%, (iii) Adjusted Term SOFR for a one-month tenor plus 1.00%, and (iv) zero percent, plus in each case, the Base Rate applicable margin (see table below), which margin is determined by reference to the Company’s leverage ratio.

Interest on all outstanding Base Rate Loans shall be payable quarterly in arrears. Interest on all outstanding SOFR Loans shall be payable on the last business day of each interest period. The Company also pays a commitment fee to each lender quarterly in arrears on the daily unused amount of the commitment of such lender under the NDB Revolving Credit Facility. The commitment fee is based on the Company’s leverage ratio then in effect.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

The applicable margin on the interest rate, the commitment fees and the letter of credit fees are determined based on the Company’s leverage ratio. The applicable margin ranges are:

Term SOFR applicable margin	2.00% - 3.00%
Base Rate applicable margin	1.00% - 2.00%
Commitment fees	0.375% - 0.500%
Letter of credit fees	2.00% - 3.00%

Debt issuance costs associated with the NDB Revolving Credit Facility consist of fees incurred to secure the financing and are amortized over the life of the loan on a straight-line basis. The table below summarizes the amortization and write off of debt issuance costs, and interest expense associated with the NDB Revolving Credit Facility, which are included in interest expense, net, on the consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NDB Revolving Credit Facility
Debt issuance costs amortization	$128	$75	$365	$657
Debt issuance costs write off	$161	$-	$161	$2,554
Commitment fees	$44	$127	$189	$248
Interest costs incurred	$1,321	$11	$3,061	$11,078
Weighted average interest rate	7.92%	8.01%	8.05%	8.68%

SDB Revolving Credit Facility

September 30, 2025
Total facility size	$100,000
Less:
Outstanding balance	-
Letters of credit issued	-
Available commitment	$100,000

Unamortized debt issuance costs (1)	$1,037
(1)
Unamortized debt issuance costs are deferred and presented within prepaid expenses and other current assets, and other assets on the consolidated balance sheets.

On June 27, 2024, WaterBridge Midstream entered into a revolving credit facility with total aggregate commitments of $100.0 million, maturing on June 27, 2028 (“SDB Revolving Credit Facility”).

On September 19, 2025, in connection with the closing of the IPO, the outstanding borrowings under the SDB Revolving Credit Facility of $25.0 million were repaid with a portion of the net proceeds of the IPO.

The SDB Revolving Credit Facility was amended (“SDB Amendment”) on September 19, 2025 to (a) provide an unsecured guarantee from OpCo and WaterBridge Operating and (b) required that the lenders party thereto (i) consent to the WBR Specified Transaction (as defined in the SDB Amendment), (ii) permit the assumption and incurrence of the term loan obligations under the NDB Term Loan in an aggregate outstanding principal amount not to exceed $575 million, (iii) permit the assumption and incurrence of the revolving commitments and loans outstanding under the NDB Revolving Credit Facility in an aggregate outstanding principal amount not to exceed $100 million.

The SDB Revolving Credit Facility provides for revolving borrowings subject to compliance with various financial and other covenants common in such agreements that apply to the Company, including (i) a minimum debt service coverage ratio of 1.10:1.00 and a maximum net total leverage ratio of 5.00:1.00, in each case measured on a periodic basis, and (ii) restrictions on the ability to incur debt, grant liens, make dispositions, make distributions and dividends, engage in transactions with affiliates, or make investments.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

The applicable margin on the interest rate, the commitment fees and the letter of credit fees are determined based on the Company’s leverage ratio. The applicable margin ranges are:

Term SOFR applicable margin	2.00% - 3.00%
Base Rate applicable margin	1.00% - 2.00%
Commitment fees	0.375% - 0.500%
Letter of credit fees	2.00% - 3.00%

Principal amounts borrowed under the SDB Revolving Credit Facility may be prepaid from time to time without penalty and any principal amounts outstanding on the maturity date, June 27, 2028, become due and payable on such date. At the Company’s election, principal amounts may be drawn under the SDB Revolving Credit Facility as Term SOFR Loans or Base Rate Loans. Term SOFR Loans bear interest at a rate equal to a variable rate of Term SOFR for the applicable interest period plus the Term SOFR applicable margin (see table above), which such margin is determined by reference to Borrower’s leverage ratio. Base Rate Loans bear interest at a rate per annum equal to the highest of (i) the rate of interest which the administrative agent announces from time to time as its prime lending rate, as in effect from time to time, (ii) the Federal Funds Rate, as in effect from time to time, plus 0.5%, (iii) the Term SOFR for a one-month tenor plus 1.0%, and (iv) 2.0%, in each case plus the Base Rate applicable margin (see table above), which such margin is determined by reference to the Company’s leverage ratio.

Interest on Base Rate Loans is payable quarterly in arrears. Interest on Term SOFR Loans is payable at the end of the applicable interest period. The Company also pays a commitment fee based on the applicable percentage of undrawn commitment amounts under the SDB Revolving Credit Facility.

Debt issuance costs associated with the SDB Revolving Credit Facility consist of fees incurred to secure the financing and are amortized over the life of the loan on a straight-line basis. The table below summarizes the amortization of debt issuance costs, commitment fees and interest expense associated with the SDB Revolving Credit Facility, which are included in interest expense, net, on the consolidated statements of operations.

Period from September 17, 2025 through September 30, 2025
SDB Revolving Credit Facility
Debt issuance costs amortization	$2
Commitment fees	$19
Interest costs incurred	$6
Weighted average interest rate	8.18%

Desert Credit Facilities

At the time of the Combination, the Company assumed Desert Environmental’s revolving credit facility, term loan and insurance note payable. The Company had no borrowings and $14.0 million outstanding on the revolving credit facility and term loan as of the Combination, respectively. On September 19, 2025, in connection with the closing of the IPO, the outstanding borrowings under the Desert Environmental term loan of $14.0 million were repaid with a portion of the net proceeds of the IPO.

Asset Financing Notes

At the time of the Combination, the Company assumed various secured promissory notes entered into under a Master Equipment Finance Loan and Security Agreement (the “Master Agreement”) by WBEF in 2023, in each case to finance the purchase of vehicles. The Master Agreement is an uncommitted credit facility whereby the lender may, but is not obligated to, provide loans to the Company for the purpose of purchasing vehicles. Loans borrowed pursuant to the Master Agreement and each promissory note are (a) secured by a first-priority lien on the vehicle(s) financed by such Master Agreement or promissory note, as applicable, and (b) repaid in 36 equal monthly installments.

Insurance Notes

At the time of the Combination, the Company assumed promissory notes from WBEF entered into during 2025 for the payment of insurance premiums with an aggregate principal amount of $11.8 million and an interest rate of 6.49% annually. The notes are payable

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

in eleven monthly installments. As of September 30, 2025, the remaining outstanding balance of such notes was $11.8 million. The notes will mature on August 1, 2026.

October 2025 Senior Notes Issuance

On October 6, 2025, OpCo issued $825.0 million aggregate principal amount of 6.25% fixed-rate senior unsecured notes due 2030 and $600.0 million aggregate principal amount of 6.50% fixed-rate senior unsecured notes due 2033 in a private offering (collectively, the “Notes”). The Notes are guaranteed by all of OpCo’s existing subsidiaries. On October 6, 2025, $1.4 billion of the net proceeds of the issuance of the Notes together with $303.9 million cash on hand were used to repay in full all of OpCo’s outstanding borrowings and accrued interest under the NDB Term Loan and SDB Term Loan.

OpCo Revolving Credit Facility

In conjunction with the issuance of the Notes, on October 6, 2025, OpCo closed a revolving credit agreement (the “OpCo Credit Agreement”) with a syndicate of lenders and Truist Bank, as the administrative agent, collateral agent and issuing bank. The OpCo Credit Agreement provides for a $500.0 million secured revolving credit facility. The maturity date of the OpCo Credit Agreement is the earliest to occur of (i) September 26, 2030, (ii) the date that is ninety-one (91) days prior to the earliest stated maturity of any loans under either the SDB Revolving Credit Facility or the NDB Revolving Credit Facility, if, on such date, the outstanding principal amount of the loans exceeds $50.0 million, and (iii) the date that is ninety-one (91) days prior to the stated maturity of the Notes if, on such date, the outstanding principal amount of the Notes exceeds $50.0 million.

8. Shareholders’ and Member’s Equity

Shareholders’ Equity

Holders of Class A shares and Class B shares vote together as a single class on all matters presented to our shareholders, except as otherwise required by applicable law or by the LLC Agreement. To the extent we pay any cash dividends on our Class A shares, under the terms of our organizational documents, Class B shares are not entitled to participate in any dividends our Board may declare.

Subsequent to the IPO through September 30, 2025, no Class B shares were redeemed for Class A shares.

Member’s Equity

Prior to the Combination, NDB Intermediate Holdings LLC (the “Sole Member”) was the sole member of NDB Operating and held 100% of the limited liability company interests in NDB Operating. NDB Operating’s limited liability interests were generally consistent with ordinary equity interests. Distributions (including liquidating distributions) were to be made to the Sole Member at a time to be determined by the board of managers of NDB Operating. There were no restrictions on distributions. The Sole Member’s equity account was adjusted for distributions paid to, and additional capital contributions that were made by the Sole Member. All revenues, costs and expenses of NDB Operating were allocated to the Sole Member in accordance with the Amended & Restated Second Limited Liability Company Agreement of NDB Operating, dated June 10, 2020 (the “Prior LLC Agreement”).

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

9. Share-Based Compensation

A summary of the Company’s aggregate share-based compensation expense is shown below. Share-based compensation expense related to NDB Incentive Units issued by NDB LLC and allocated to the Company is recognized as a deemed non-cash contribution to shareholders’ or member's equity on the condensed consolidated balance sheets. Substantially all share-based compensation expense is included in general and administrative expense on the consolidated statements of operations. NDB Incentive Units were liability awards resulting in periodic fair value remeasurement prior to July 1, 2024. On July 1, 2024, NDB LLC was divided into two Delaware limited liability companies, LandBridge Holdings and NDB LLC (the “Division”). Following the Division, NDB Incentive Units are accounted for as a modification and have been transitioned to equity award accounting and, as such, do not require periodic remeasurements. The share-based compensation for the NDB Incentive Units is fully allocated to the noncontrolling interest as the contractual obligation to satisfy the NDB Incentive Units exists at NDB LLC, and any actual cash expense associated with such NDB Incentive Units is borne solely by NDB LLC and not the Company. Such NDB Incentive Units are not dilutive of public ownership.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Incentive units	$997	$697	$2,379	$9,408
Restricted share units	214	-	214	-
Total share-based compensation expense	$1,211	$697	$2,593	$9,408

NDB Incentive Units

NDB Incentive Units granted during the period were estimated using a Monte Carlo Simulation with the following inputs at the following grant date:

3/21/2025
Estimated equity value	$318,713
Expected life (in years)	1.7
Risk-free interest rate	3.9%
Dividend yield	0%
Volatility	40%
Marketability discount	19% - 32%

A summary of the NDB Incentive Units activity during the nine months ended September 30, 2025 is shown in the following table:

	Incentive Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2024	9,850	$7,990
Granted	8,480	733
Forfeited	-	-
Outstanding at September 30, 2025	18,330	$4,633	1.2

As of September 30, 2025, remaining unrecognized compensation expense for the NDB Incentive Units was $5.8 million which the Company expects to recognize over a weighted average remaining period of approximately 2.1 years.

Included in share-based compensation expense during the nine months ended September 30, 2024 is the reversal of an immaterial amount of expense related to employee departures.

Restricted Share Units

Under the LTIP, participants were granted RSUs which are subject to graded vesting generally ranging from one to three years. The fair value of the awards is based on our Class A share price on the date of grant with compensation expense recognized on a straight-line basis over the applicable vesting period.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

A summary of RSU activity during the nine months ended September 30, 2025 is shown in the following table:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	-	$-
Granted	864,500	22.60
Forfeited	-	-
Outstanding at September 30, 2025	864,500	$22.60	2.0	$21,803

As of September 30, 2025, remaining unrecognized compensation expense for the RSUs was $19.3 million which the Company expects to recognize over a weighted average remaining period of approximately 3.0 years.

There were no accelerations of expense during the three and nine months ended September 30, 2025.

10. Earnings Per Share

The Company’s unvested RSUs are deemed to be participating securities; therefore, the Company applies the two-class method for the calculation of basic EPS for the Class A shares. Diluted EPS attributable to Class A shares is calculated under both the two-class method and the treasury stock method, and the more dilutive of the two calculations is presented.

Class B shares are considered potentially dilutive shares of Class A shares because Class B shares are convertible into Class A shares on a one-for-one basis; therefore, the Company applies the if-converted method for the calculation of diluted EPS for the Class A shares.

We determined that the presentation of EPS for the period prior to the IPO would not be meaningful due to the significant nature of the change to our capital structure as part of the IPO. Therefore, EPS information has not been presented for periods prior to the IPO.

The following table sets forth the computation of basic and diluted EPS attributable to our Class A shares for the period from September 18, 2025 to September 30, 2025, which represents the period subsequent to the IPO.

(in thousands, except for share and per share amounts)	Period from September 18, 2025 to September 30, 2025
Numerator
Net income	$4,756
Less: Net income prior to IPO	7,588
Less: Net loss attributable to noncontrolling interest	(2,165)
Net loss attributable to WaterBridge Infrastructure LLC	$(667)

Denominator
Weighted average Class A shares outstanding, basic and dilutive	43,264,850

Net loss per Class A share, basic and dilutive	$(0.02)

For the period from September 18, 2025 through September 30, 2025, 80,190,150 Class B shares were evaluated under the if-converted method and weighted-average RSUs of 122,158 were evaluated under the treasury stock method for potentially dilutive effects. Both were determined to be anti-dilutive for the period presented and have been excluded from the computation of diluted net loss per share.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

11. Related Party Transactions

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statements Location	2025	2024	2025	2024
Revenues - Related Party
Customer Agreements	Produced water handling - related party	$27,736	$28,546	$84,028	$77,417
Customer Agreements	Water solutions - related party	573	1,118	3,874	3,331
Customer Agreements	Other revenues - related party	214	-	252	-
		$28,523	$29,664	$88,154	$80,748

Direct Operating Costs - Related Party
Supplier Agreements	Direct operating costs - related party	$12,458	$7,932	$33,662	$18,005

	Financial Statements Location	September 30, 2025	December 31, 2024
Accounts Receivable - Related Party
Customer Agreements	Related party accounts receivable	$35,237	$43,102
Shared Services Agreement	Related party accounts receivable	647	440
Joint Operating Agreement	Related party accounts receivable	-	6,483
		$35,884	$50,025

Accounts Payable - Related Party
Supplier Agreements	Related party accounts payable	$4,908	$5,290
Shared Services Agreement	Related party accounts payable	110	8,631
Joint Operating Agreement	Related party accounts payable	-	(200)
		$5,018	$13,721

Shared Services Agreement

Prior to the Combination, NDB Operating received common management and general, administrative, overhead, and operating services in support of the NDB Operating’s operations and development activities pursuant to a shared services agreement (the "Shared Services Agreement") with certain affiliates consisting of certain subsidiaries of WBEF and Desert Environmental and LandBridge Company LLC and its subsidiaries (“LandBridge”). NDB Operating was required to reimburse all fees, including an administrative mark-up for shared services, incurred by them that were necessary to perform services under the Shared Services Agreement. For shared services, the basis of allocation was an approximation of time spent on activities supporting NDB Operating. For shared costs paid on behalf of NDB Operating, the costs were directly allocated based on NDB Operating's pro rata share of expenses. NDB Operating paid approximately $17.8 million and $15.5 million, for three months ended September 30, 2025 and 2024, respectively, and $53.7 million and $43.3 million for the nine months ended September 30, 2025 and 2024, respectively, for shared services and direct cost reimbursements.

Subsequent to the Combination, the Company provides LandBridge with management, general, administrative, overhead, and operating services in support of LandBridge’s operations and development activities under the Shared Services Agreement. LandBridge is required to reimburse all fees, including an administrative mark-up for shared services, that are necessary for the Company to perform services under the Shared Services Agreement. For shared services, the basis of allocation is an approximation of time spent on activities supporting LandBridge. There were no payments received for shared services for the period from September 17, 2025 to September 30, 2025.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Legacy Financial Sponsor Services Agreement

Five Point Infrastructure LLC (“Five Point”), an affiliate of Five Point Energy Fund I LP, Five Point Energy Fund II LP and Five Point Energy Fund III LP, invoices the Company, and the Company reimburses Five Point in cash, for expenses associated with the Company’s use of Five Point’s geographic information system (“GIS”) and legal services. The reimbursement includes allocated Five Point personnel costs and third-party software and hardware expenses and is determined based on the Company’s use of Five Point’s total GIS services for such period. The Company recognized general and administrative expense related to GIS services of $0.2 million and $0.1 million in the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.4 million in the nine months ended September 30, 2025 and 2024, respectively.

Customer Agreements

Prior to the Combination, a subsidiary of NDB Operating was party to a produced water management agreement with a subsidiary of Desert Environmental on terms substantially similar to those generally available for water management services in the applicable region. Under such agreement, such subsidiary of Desert Environmental offloaded certain barrels of produced water from its reclamation facilities to NDB Operating on an interruptible basis for produced water transportation and handling services. Subsequent to the Combination, produced water management agreements among subsidiaries of the Company and subsidiaries of Desert Environmental are intercompany agreements and therefore do not constitute related party transactions as the Company consolidated both parties to the agreements. All preexisting relationships were settled in conjunction with the Combination.

Subsequent to the Combination, certain subsidiaries of the Company are party to various produced water agreements and water supply agreements with customers that are affiliates of the Company, in each case on terms substantially similar to those generally available for water management services in their corresponding regions. Under such produced water management agreements, the customer delivers produced water produced from oil and gas operations to such subsidiary of the Company for produced water transportation and handling services. Under such supply water agreements, the customer purchases raw untreated produced water, brackish water and/or recycled water from such subsidiary of the Company for use in oil and gas drilling completion activities.

A subsidiary of the Company is also party to a produced water management agreement with an affiliate of Five Point that operates environmental remediation facilities on terms substantially similar to those generally available for water management services in the applicable region. Under such agreement, such affiliate of Five Point offloads certain barrels of produced water from its reclamation facilities to such subsidiary of the Company on an interruptible basis for produced water transportation and handling services.

Supplier Agreements

Water Facilities Access Agreements and Surface Use Agreements

Prior to the Combination, certain subsidiaries of NDB Operating were party to certain water facilities access agreements with affiliates of the Company. Under such agreements, such subsidiaries of the Company had certain rights to access, construct, operate and maintain certain brackish water, produced water and recycled water pipelines and facilities in the ordinary course of business on certain acreage of LandBridge and an affiliate of Devon in the Stateline region of the Delaware Basin. The agreements included fee schedules and arrangements for specified surface use activities, such as produced water transportation royalties, rights-of-way, overhead electric lines and other similar surface damages.

Subsequent to the Combination, certain subsidiaries of the Company are party to certain water facilities and access agreements and surface use agreements with affiliates of the Company. Under such agreements, such subsidiaries of the Company have certain rights to access, construct, operate and maintain (a) certain brackish water, produced water and recycled water pipelines and facilities in the ordinary course of business on certain acreage of LandBridge and an affiliate of Devon in the Stateline region of the Delaware Basin and certain acreage of LandBridge in the southern region of the Delaware Basin (b) certain waste reclamation facilities in the ordinary course of business on certain acreage of LandBridge at specified locations in the Stateline region and southern region of the Delaware Basin. The agreements included fee schedules and arrangements for specified surface use activities, such as produced water transportation royalties, rights-of-way, overhead electric lines and other similar surface damages.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Waste Handling Agreement

Prior to the Combination, a subsidiary of NDB Operating was party to a waste handling agreement with subsidiaries of Desert Environmental that operated environmental remediation facilities on terms substantially similar to those generally available for solids waste management services in the applicable region. Under such agreement, such subsidiary of NDB Operating dedicated oilfield solids and other solids waste materials generated by or arising out of its operations within an area of mutual interest to Desert Reclamation for processing, handling and disposal. The agreement includes a fee schedule and arrangements for specified solids waste management services. Subsequent to the Combination, waste handling agreements among subsidiaries of the Company and subsidiaries of Desert Environmental are now intercompany agreements and therefore do not constitute related party transactions as the Company consolidated both parties to the agreements. All preexisting relationships were settled in conjunction with the Combination.

Electrical Shared Facilities Agreement

A subsidiary of the Company is a party to an electrical shared facilities agreement with an affiliate of the Company on terms substantially similar to those generally available for the joint ownership and operation of electrical facilities in the applicable region. Pursuant to such agreement, such subsidiary of the Company received an undivided interest in certain electrical facilities, together with the right to utilize a portion of the electrical capacity of such shared facilities, in order to operate certain produced water management facilities in the ordinary course of business. The agreement includes an allocation of all costs and expenses related to the ownership, operation and maintenance of such shared electrical facilities in accordance with each undivided interest owner’s permitted operating capacities on such facilities.

Joint Operating Agreement

Prior to the Combination, a subsidiary of NDB Operating entered into a JOA and contribution agreement effective January 1, 2021, with a subsidiary of WaterBridge Operating, which was a related party prior to the Combination. The JOA governed the ownership and operation of the contributed produced water assets owned by each JOA party within an agreed area of mutual interest, consisting of eight produced water handling facilities, related permits, pipeline and right of way and related customer contracts. Under the terms of the JOA and the related contribution agreement, each party contributed produced water assets owned by such parties in exchange for 50% undivided interest in all JOA assets post contribution. NDB Operating was the operator of all JOA assets and WaterBridge Operating was the non-operating partner. The JOA was terminated as of the Combination Date.

12. Commitments and Contingencies

On April 3, 2025, a subsidiary of the Company received an enforcement notice from the Railroad Commission of Texas (“RRC”) seeking reimbursement for up to $7.0 million in expenses incurred by the RRC in connection with the plugging of an orphan well located in proximity to a produced water handling facility operated by the Company. No formal proceeding has been initiated. The Company believes the action is without merit and timing of resolution is uncertain. As of September 30, 2025, the Company has no amounts accrued related to this matter.

WaterBridge Equity Finance LLC and Subsidiaries

Condensed Consolidated Balance Sheet

(in thousands)

(unaudited)

December 31, 2024
Current assets:
Cash and cash equivalents	$47,887
Accounts receivable, net	61,326
Related party accounts receivable	8,679
Prepaid expenses and other current assets	7,745
Total current assets	125,637

Non-current assets:
Property, plant and equipment, net	1,226,921
Goodwill	169,396
Intangible assets, net	45,331
Other assets	21,991
Total non-current assets	1,463,639
Total assets	$1,589,276

Liabilities, mezzanine equity, and members’ equity
Current liabilities:
Accounts payable	$9,938
Related party accounts payable	6,343
Accrued liabilities	31,583
Current portion of long-term debt	22,585
Contingent consideration	4,800
Other current liabilities	273
Total current liabilities	75,522

Non-current liabilities:
Long-term debt, net of debt issuance costs	1,101,321
Other long-term liabilities	16,456
Total non-current liabilities	1,117,777
Total liabilities	1,193,299

Commitments and contingencies (Note 10)

Mezzanine equity
Redeemable Noncontrolling Interest (Series A-1 Preferred Units of WaterBridge Holdings LLC), $1,000 face value per unit, no units issued and outstanding as of December 31, 2024	-
Redeemable Series A Preferred Units, $1,000 face value per unit, 221,810 units issued and outstanding as of December 31, 2024	292,723
Redeemable Series B Preferred Units, $1,000 face value per unit, 95,000 units issued and outstanding as of December 31, 2024; aggregate liquidation preference of $174,350,020 as of December 31, 2024.	95,000

Members’ equity	8,254
Total liabilities, mezzanine equity, and members’ equity	$1,589,276

WaterBridge Equity Finance LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands)

(unaudited)

	For the Period July 1, 2025 through September 16, 2025	Three Months Ended September 30, 2024	For the Period January 1, 2025 through September 16, 2025	Nine Months Ended September 30, 2024
Revenues:
Produced water handling	$73,357	$78,590	$229,038	$239,275
Produced water handling - related party	100	96	315	96
Water solutions	1,309	2,114	8,327	6,058
Other revenues	1,533	1,825	4,954	5,041
Total revenues	76,299	82,625	242,634	250,470

Direct operating costs	28,211	27,853	88,529	87,306
Direct operating costs - related party	1,059	829	4,256	2,550
Depreciation, amortization and accretion	23,676	27,578	82,974	83,009
Total cost of revenues	52,946	56,260	175,759	172,865

General and administrative (income) expense	(17,262)	6,067	1,678	29,992
Other operating expense, net	3,182	1,299	4,810	1,176
Operating income	37,433	18,999	60,387	46,437

Interest expense, net	25,369	31,698	79,710	104,847
Other income, net	(884)	(696)	(2,421)	(1,912)
Income (loss) from operations before taxes	12,948	(12,003)	(16,902)	(56,498)

Income tax (benefit) expense	(11)	11	(40)	19
Net income (loss)	$12,959	$(12,014)	$(16,862)	$(56,517)

See accompanying notes to the unaudited condensed consolidated financial statements

WaterBridge Equity Finance LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Mezzanine Equity and Members’ Equity

(in thousands)

(unaudited)

	Mezzanine Equity
	Redeemable Series A Preferred Units	Redeemable Series B Preferred Units	Members’ Equity
Balance at January 1, 2025	$292,723	$95,000	$8,254
Preferred distributions accrued	9,300	-	(9,300)
Preferred distributions paid	(4,436)	-	-
Deemed non-cash distributions	-	-	1,621
Net loss	-	-	(14,214)
Balance at March 31, 2025	$297,587	$95,000	$(13,639)
Preferred distributions accrued	9,413	-	(9,413)
Preferred distributions paid	(4,436)	-	-
Distribution to member	-		(10)
Deemed non-cash distributions	-	-	5,776
Net loss	-	-	(15,607)
Balance at June 30, 2025	$302,564	$95,000	$(32,893)
Preferred distributions accrued	8,891	-	(8,891)
Preferred distributions paid	(4,436)	-	-
Deemed non-cash contributions	-	-	(22,778)
Net income	-	-	12,959
Balance at September 16, 2025	$307,019	$95,000	$(51,603)

	Mezzanine Equity
	Redeemable Series A Preferred Units	Redeemable Series B Preferred Units	Members’ Equity
Balance at January 1, 2024	$264,435	$95,000	$115,424
Preferred distributions accrued	9,710	-	(9,710)
Deemed non-cash distributions	-	-	7,402
Net loss	-	-	(24,438)
Balance at March 31, 2024	$274,145	$95,000	$88,678
Preferred distributions accrued	8,931	-	(8,931)
Distribution to member	-	-	(8)
Deemed non-cash distributions	-	-	665
Net loss	-	-	(20,065)
Balance at June 30, 2024	$283,076	$95,000	$60,339
Preferred distributions accrued	9,180	-	(9,180)
Preferred distributions paid	(4,436)	-	-
Distribution to member	-	-	-
Deemed non-cash contributions	-	-	(56)
Net loss	-	-	(12,014)
Balance at September 30, 2024	$287,820	$95,000	$39,089

See accompanying notes to the unaudited condensed consolidated financial statements

WaterBridge Equity Finance LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Period January 1, 2025 through September 16, 2025	Nine Months Ended September 30, 2024
Operating activities
Net loss	$(16,862)	$(56,517)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	82,974	83,009
Debt issuance costs amortization and debt issuance costs write off	6,528	11,328
Share-based compensation	(15,381)	8,011
Customer relationship amortization	1,043	1,100
Other	1,314	890
Changes in operating assets and liabilities:
Accounts receivable	(5,737)	10,280
Related party accounts receivable	2,408	(745)
Prepaid expenses and other assets	681	(1,422)
Accounts payable	(2,229)	(194)
Related party accounts payable	(1,754)	(248)
Accrued and other current liabilities and other liabilities	21,914	(18,855)
Net cash provided by operating activities	74,899	36,637

Investing activities
Capital expenditures	(76,186)	(14,731)
Proceeds from disposal of assets	2,895	1,387
Net cash used in investing activities	(73,291)	(13,344)

Financing activities
Distributions paid to member	(10)	(8)
Repayments of note from Series A-1 Preferred Units	-	(15,000)
Distributions paid on Redeemable Series A Preferred Units	(13,308)	(4,436)
Proceeds from term loan	-	36,247
Repayments on term loan	(5,750)	(2,916)
Proceeds from revolver	25,000	10,000
Repayments on revolver	-	(10,000)
Repayments of insurance financing note payable	(7,717)	(6,432)
Repayments of asset financing note payable	(2,497)	(1,583)
Settlement of contingent consideration	(3,000)	(900)
Debt issuance costs	(151)	(27,936)
Deferred offering costs	(2,356)	-
Net cash used in financing activities	(9,789)	(22,964)
Net (decrease) increase in cash and cash equivalents	(8,181)	329
Cash and cash equivalents - beginning of period	47,887	38,042
Cash and cash equivalents - end of period	$39,706	$38,371

See accompanying notes to the unaudited condensed consolidated financial statements

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Organization and Nature of Operations

WaterBridge Equity Finance LLC (together with its subsidiaries, the “Company”, “we”, “our”, or “us”) is a Delaware limited liability company headquartered in Houston, Texas that was formed on May 3, 2019. At formation, the Company was indirectly owned by funds affiliated with Five Point Energy Fund I LP and Five Point Energy Fund II LP (collectively, the “Five Point Funds”) and certain members of management. Promptly following its formation, an affiliate of GIC, Singapore’s sovereign wealth fund, acquired a 20% indirect interest in the Company via WB 892 LLC (“WB 892”) and, simultaneous therewith, WaterBridge Resources LLC (“WBR”), WaterBridge II LLC (“WB II”) and WaterBridge Co-Invest LLC (“Co-Invest”) contributed all of the issued and outstanding membership interests in and to WaterBridge Holdings LLC (“Holdings”) to the Company. On December 13, 2019, the Company issued 150,000 Series A Preferred Units to Elda River Infrastructure WB LLC, formerly known as MTP Infrastructure WB LLC, (“Elda River”). On August 27, 2020, the Company issued total of 95,000 Series B Preferred Units to WB 892 and WaterBridge Co-Invest II LLC (“Co-Invest II”). The Company is governed by the Sixth Amended and Restated Limited Liability Agreement of the Company, dated as of September 14, 2023 (as amended from time-to-time, the “LLCA”). The Five Point Funds held a 76.03% indirect ownership interest in the Company prior to the Combination (defined below).

On September 17, 2025, immediately prior to the IPO, each of WB 892 and Holdings contributed all of their respective equity interests in the Company to WBI Operating LLC (“OpCo”) in exchange for the issuance to WB 892 and Holdings of newly issued limited liability company interests in OpCo and Elda River contributed all of its equity interests in the Company to OpCo in exchange for the issuance to Elda River of newly issued OpCo interests (the “Combination”).

On September 18, 2025, WaterBridge Infrastructure LLC (“WBI”), a Delaware limited liability company, completed an initial public offering (the “IPO”) of Class A shares representing limited liability company interests in WBI (“Class A shares”). WBI is a holding company whose principal asset consists of units representing limited liability company interests in OpCo (“OpCo Units”).

On September 19, 2025, the Company, NDB Midstream LLC, an affiliate to the Company (“NDB Midstream”) and OpCo entered into an Agreement and Plan of Merger, pursuant to which the Company and NDB Midstream were merged with and into OpCo, with OpCo surviving. Thereafter, the separate existence of the Company ceased, with OpCo succeeding to all of the rights, privileges and powers, and becoming responsible for all of the liabilities and obligations, of the Company.

The Company provides water management solutions through integrated pipeline and water handling networks located in the Southern Delaware Basin in west Texas and the Arkoma Basin in Oklahoma. Through its networks, the Company gathers, transports, treats, recycles, stores, and/or handles water produced from oil and gas exploration and production (“E&P”) activities. As part of the water handling process, the Company separates, recovers and sells crude oil, also known as skim oil. The Company also sells brackish water to E&P companies for use in drilling and completion operations. The Company’s assets consist of produced water handling facilities, water pipeline systems, and related facilities, brackish water wells, and water ponds. The water handling activities are generally supported by long-term, fixed-fee contracts and acreage dedications. The Company also provides gas transportation services in the Arkoma Basin.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflects all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Financial Statements should be read in conjunction with the Company’s annual audited financial statements and accompanying notes for the year ended December 31, 2024, included within the Company's final prospectus filed with the SEC on September 18, 2025 (the “Prospectus”), pursuant to Rule 424(b) under the Securities Act. All dollar amounts in the Financial Statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

The Company has presented the Financial Statements from the beginning of the year to September 16, 2025, the date immediately preceding the Combination.

All of the Company’s subsidiaries are wholly owned, either directly or indirectly through wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. There were no variable interest entities for any periods presented herein. Basic and diluted net income per common unit is not presented since the ownership structure of the Company is not a common unit of ownership.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

On occasion, the Company, through its wholly owned subsidiaries, enters into joint operating agreements (“JOA”) pursuant to which third parties receive non-operating undivided interests in one or more produced water handling facilities and related assets subject to the JOA. The undivided interest owners (i) receive their proportionate share of revenue and (ii) pay for their proportionate share of all costs and expenses incurred in drilling, equipping, installing, and operating the JOA assets. The JOAs are not separate legal entities; rather, each undivided interest received by the parties to the JOA is an undivided ownership interest in the applicable assets. The Company records its undivided interests related to these JOAs and records revenues and expenses related to these disposal activities on a net basis as part of revenues and costs and expenses. JOA revenues and costs and expenses are subject to audit by all non-operating parties, or such other entity that the non-operator authorizes to conduct the audit, generally limited to the preceding two years following the end of a calendar year.

When necessary, reclassifications are made to prior period financial information to conform with current year presentation.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and regularly evaluated by the Chief Operating Decision Maker (“CODM”) for the purpose of making key operating decisions, allocating resources, and assessing operating performance. The Company operates as one operating and reportable segment. The Company is managed as a whole rather than through discrete operating segments. Our executive team is organized by function, rather than legal entity, with no business component manager reporting directly to the CODM. Allocation of resources is made on a project basis across the Company without regard to geographic area, and considers among other things, return on investment, current market conditions, including commodity prices and market supply, availability of services and human resources, and contractual commitments. The Company’s Chief Executive Officer is the CODM who allocates resources and assesses performance based upon financial information at the consolidated level.

All of our revenues are generated in the United States and all of our tangible long-lived assets, which consist of property, plant and equipment, are located in the United States. The measure of segment assets is reported on our consolidated balance sheets as total assets. Total expenditures for additions to long-lived assets is reported on our consolidated statements of cash flows.

The measure of profit and loss regularly provided to the CODM that is most consistent with U.S. GAAP is net income, as presented in our consolidated statements of operations. The Company presents all of its significant segment expenses and other metrics as used by the CODM to make decisions regarding the Company’s business, including resource allocation and performance assessment in our consolidated statements of operations.

Significant Accounting Policies

As of September 17, 2025, the Company’s significant accounting policies are consistent with those discussed in Note 2 — Summary of Significant Accounting Policies of its consolidated financial statements contained in the Company’s annual audited financial statements and accompanying notes for the year ended December 31, 2024, included within the Prospectus. There were no significant updates or revisions to our accounting policies during the period January 1, 2025 through September 16, 2025.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Whenever available, fair value is based on or derived from observable market prices or parameters. When observable market prices or inputs are not available, unobservable prices or inputs are used to estimate the fair value. The three levels of the fair value measurement hierarchy are as follows:

•
Level 1: Quoted market prices in active markets for identical assets or liabilities.
•
Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
•
Level 3: Unobservable inputs that are not corroborated by market data.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, net of current expected credit losses, and accounts payable and accrued liabilities reported on the consolidated balance sheets approximate fair value due to their highly liquid nature or short-term maturity.

The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. The estimated fair

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

value of our debt approximates the principal amount outstanding because the interest rates applicable to such amounts are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty. Refer to Note 5 — Debt.

Share-Based Compensation

The Company accounts for share-based compensation expense for incentive units granted in exchange for employee services. Our management and employees currently participate in two equity-based incentive plans, managed by WBR and WB II, both indirect parents of the Company. The WBR plan (“WBR Plan”) is governed by the Amended and Restated LLC Agreement of WBR, dated as of June 24, 2019 (the “WBR LLC Agreement”) and the WB II plan (“WaterBridge II Plan”) is governed by the Amended and Restated Limited Liability Company Agreement of WB II, dated as of June 24, 2019 (the “WB II LLC Agreement” and collectively with the WBR LLC Agreement, the “WBR and WB II LLC Agreements”). The management incentive units consist of time-based awards of profits interests in both WBR and WB II (the “Incentive Units”), and each of the WBR and WB II LLC Agreements authorizes the issuance of 10,000 Incentive Units.

The Incentive Units represent a substantive class of equity for WBR and WB II and are accounted for under FASB ASC 718, Compensation — Stock Compensation. Features of the Incentive Units include the ability for WBR and WB II to repurchase Incentive Units during a 180-day option period, whereby the fair value price is determined as of the termination date, not the repurchase date, which temporarily takes away the rights and risks and rewards of ownership from the Incentive Unit holder during the option period. Under ASC 718, a feature for which the employee could bear the risks, but not gain the rewards, normally associated with equity ownership requires liability classification. WBR and WB II classifies the Incentive Units as liability awards. The liability related to the Incentive Units is recognized at WBR and WB II as the entity’s responsible for satisfying the obligations. Share-based compensation expense pushed down to the Company is recognized as a deemed non-cash contribution to members’ equity on the consolidated balance sheets. The share-based compensation expense is recognized consistent with WBR and WB II’s classification of a liability award resulting in the initial measurement, and subsequent remeasurements, recognized ratably over the vesting period.

The Incentive Units’ value is derived from a combination of its threshold value and the total value of the incentive pools. The value of the incentive pools are determined by taking the total value returned to WBR and WB II Series A unit holders and allocating such value between the Series A unit holders and the incentive pools based on a return-on-investment waterfall included in the WBR and WB II LLC Agreements. The total value returned constitutes any cash or property distributed by the Company or other WBR or WB II subsidiary to WBR and WB II Series A unit holders. The total incentive pools are determined by summing the discrete Incentive Unit burden of each Series A unit holder. Value allocation within the Incentive Unit pools is impacted by Incentive Unit threshold values but the aggregate value of each incentive pool is based solely on the return-on-investment waterfall. The Incentive Unit liability is only applicable to WBR and WB II Series A unit holders.

Value within each Incentive Unit pool is allocated among Incentive Unit holders via a distribution waterfall. The units with the lowest threshold value within the pool will be allocated value first. Once the value of the units with the lowest threshold value reaches the next lowest threshold value, the lowest threshold value units will cease earning value. The next lowest threshold value Incentive Units then receive value until its value is equal to its own threshold value (the “Catch-Up Mechanics”). At this point, both the lowest and second lowest threshold value units have a value equal to the second lowest threshold value. Both groups of units continue to earn value until this value is equal to the third lowest threshold value, when the Catch-Up Mechanics are applied. When all Incentive Units have earned value up to the highest threshold value, all Incentive Units will earn value pro rata based on the total number of units issued thereafter.

At each reporting period, WBR and WB II Incentive Units are remeasured at their fair value, consistent with liability award accounting, using a Monte Carlo Simulation. The Monte Carlo Simulation requires judgment in developing assumptions, which involve numerous variables. These variables include, but are not limited to, the expected unit price volatility over the term of the awards, the expected dividend yield and the expected life of Incentive Unit vesting. The vested portion of the WBR and WB II Incentive Unit liability is allocated to the Company as share-based compensation expense on the consolidated statements of operations.

The Company updates its assumptions each reporting period based on new developments and adjusts such amounts to fair value based on revised assumptions, if applicable, over the vesting period. For the period January 1, 2025 through September 16, 2025 and the nine months ended September 30, 2024, the fair values of the Incentive Units were estimated using various assumptions as discussed in Note 8 — Share-Based Compensation. The fair value measurement is based on significant inputs not observable in the market, and thus represents Level 3 inputs within the fair value hierarchy.

Unvested Incentive Units are subject to accelerated vesting if there is a change in control (as defined in the award agreements). Unvested Incentive Units are also subject to accelerated vesting or forfeiture in certain circumstances as set forth in the award agreements and 1/3 of all vested Incentive Units are subject to forfeiture if an Incentive Unit holder is terminated for cause. Upon termination for any reason, WaterBridge I and WaterBridge II have the right to purchase all vested Incentive Units of the terminated Incentive Unit holder for a period of 180 days at the fair market value on the date the Incentive Unit holder’s employment ended. Forfeitures are accounted for

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

upon occurrence. Forfeitures do not return equity value to the Company, rather value is returned to the Incentive Unit pool and allocated among remaining Incentive Unit holders.

All Incentive Units are subject to time-based vesting, and vest to the participant over the course of the vesting period at the fair value of the vested grants at each reporting date.

The risk-free rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of each award and updated at each balance sheet date for the time period approximating the expected term of such award. The expected distribution yield is based on no previously paid distributions and no intention of paying distributions on the Incentive Units for the foreseeable future.

Due to the Company not having sufficient historical volatility, the Company uses the historical volatilities of publicly traded companies that are similar to the Company in size, stage of life cycle and financial leverage. The Company will continue to use this peer group of companies unless a situation arises within the group that would require evaluation of which publicly traded companies are included or once sufficient data is available to use the Company’s own historical volatility. For criteria dependent upon a change in control, the Company will not recognize any incremental expense until the event occurs. Differences between actual results and such estimates could have a material effect on the Financial Statements.

Distributions attributable to WBR and WB II Incentive Units are based on returns received by investors of WBR and WB II, as applicable, once certain return thresholds have been met. WBR and WB II Incentive Units are solely a payment obligation of WBR and WB II, as applicable, and neither the Company nor its subsidiaries has any cash or other obligation to make payments in connection with the WBR or WB II Incentive Units.

Mezzanine Equity

The Company classifies certain equity instruments as mezzanine equity on the balance sheet when such instruments contain redemption features that are not solely within the control of the Company or its subsidiaries in accordance with ASC 480-10-S99-3A. As of December 31, 2024, the Company presented its Redeemable Series A Preferred Units and Redeemable Series B Preferred Units as mezzanine equity in the condensed consolidated financial statements.

Redeemable equity securities are initially recognized at their fair value on the issuance date. Subsequent accounting is outlined below depending on whether the instrument is: (i) currently redeemable, (ii) probable of becoming redeemable, or (iii) not probable of becoming redeemable.

•
Currently Redeemable: If the instrument is currently redeemable (e.g., at the option of the holder), it is subsequently remeasured to its maximum redemption amount at each reporting date.
•
Probable of Becoming Redeemable: If the instrument is not currently redeemable but is probable of becoming redeemable (e.g., when redemption depends solely on the passage of time), the Company has the option to either a) adjust the carrying amount by accreting to the redemption value over time, using the effective interest method or b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.
•
Not Probable of Becoming Redeemable: If the instrument is neither currently redeemable nor probable of becoming redeemable, no subsequent remeasurement is required.

Distributions declared but not yet paid increase the carrying value of the instrument and are recognized in members’ equity.

The Company evaluates mezzanine equity instruments at each reporting period to determine if reclassification to permanent equity or liability treatment is required under ASC 480 — Distinguishing Liabilities from Equity, or ASC 815 — Derivatives and Hedging. If a mezzanine classified equity instrument becomes mandatorily redeemable, it is reclassified as a liability and measured at fair value, and any changes in fair value are recorded through earnings. The fair value measurement is based on significant inputs not observable in the market, and thus represents Level 3 inputs within the fair value hierarchy.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Interest Capitalization

The Company capitalizes interest costs mainly during the construction period of our assets. Upon placing the underlying asset in service, these costs are depreciated over the estimated useful life of the corresponding assets for which interest costs were incurred.

Income Taxes

The Company is a limited liability company classified as a pass-through entity for federal income tax purposes. As a result, the net taxable income of the Company and any related tax credits, for federal income tax purposes, are deemed to pass to the members and are included in their tax returns even though such net taxable income or tax credits may not have actually been distributed.

The Company is subject to Texas margin taxes. We estimate our state tax liability utilizing management estimates related to the deductibility of certain expenses and other factors.

3. Additional Financial Statement Information

Other Balance Sheet information is as follows:

December 31, 2024
Prepaids and other current assets
Prepaid insurance	$4,538
Insurance receivables	913
Prepaid deposits	819
Debt issuance costs	470
Prepaid royalties	109
Other	896
Total prepaids and other current assets	$7,745

Accounts payable
Working interest and royalty payable	$5,827
Trade payable	4,037
Taxes payable	74
Total accounts payable	$9,938

Accrued liabilities
Accrued operating and capital expense	$12,388
Accrued payroll	12,138
Accrued property taxes	2,999
Operating lease liability - current	1,584
Accrued professional fees	1,316
Accrued interest	1,158
Total accrued liabilities	$31,583

Other long-term liabilities
Asset retirement obligation liability	$7,309
Operating lease liability	6,730
Contract liabilities	2,382
Other	35
Total other long-term liabilities	$16,456

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Other Statements of Operations information is as follows:

	For the Period July 1, 2025 through September 16, 2025	Three Months Ended September 30, 2024	For the Period January 1, 2025 through September 16, 2025	Nine Months Ended September 30, 2024
Produced water handling revenues	$66,628	$72,170	$210,208	$219,716
Skim oil revenues	6,829	6,516	19,145	19,655
Total produced water handling revenues	$73,457	$78,686	$229,353	$239,371

Supplemental cash flow information is as follows:

	For the Period January 1, 2025 through September 16, 2025	Nine Months Ended September 30, 2024
Non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued liabilities	$7,233	$3,498
Asset financing	$1,434	$4,755
Asset retirement obligation additions	$1,446	$31
Insurance financing	$11,807	$7,009

4. Property, Plant and Equipment

Property, plant and equipment, net of accumulated depreciation consisted of the following:

December 31, 2024
Wells, pipelines, facilities, ponds and related equipment	$1,606,123
Brackish water wells, facilities, ponds and related equipment	71,852
Buildings, vehicles, equipment, furniture and other	41,439
Land (1)	9,693
Construction in progress	17,619
1,746,726
Less: Accumulated depreciation	(519,805)
Total property, plant and equipment, net	$1,226,921
(1)
Includes land improvement costs of $0.6 million as of December 31, 2024.

Depreciation expense was $20.5 million and $23.9 million for the period July 1, 2025 through September 16, 2025 and for the three months ended September 30, 2024, respectively, and $72.3 million and $71.8 million for the period January 1, 2025 through September 16, 2025 and for the nine months ended September 30, 2024, respectively.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

5. Debt

As of December 31, 2024 our debt consisted of the following:

December 31, 2024
Term Loan B	$1,147,125
Revolver	-
Insurance note	7,717
Asset financing note	7,399
Total debt	1,162,241
Current portion of long-term debt	(22,585)
Unamortized discount and debt issuance costs	(38,335)
Total long-term debt	$1,101,321

During the period July 1, 2025 through September 16, 2025, the Company recorded no capitalized interest. During the period January 1, 2025 through September 16, 2025, the Company recorded $2.7 million in capitalized interest.

On June 27, 2019, the Company entered into (i) a seven-year $1.0 billion term loan B facility (the “Original Term Loan B”), and (ii) a five-year $150.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Original Term Loan B, the “Original Credit Facilities”). Proceeds from the Original Credit Facilities were used to repay the outstanding balances under the Company’s previous credit facilities, to consummate certain acquisition transactions, and to use for future working capital needs. Upon the closing of the Original Credit Facilities, the Company’s previous credit facilities were terminated.

On June 27, 2024, the Company repaid the Original Term Loan B and contemporaneously entered into (i) a five-year $1.15 billion term loan B facility (the “Existing Term Loan B”, and together with the Revolving Credit Facility, the “Existing Credit Facilities”) with a maturity date of June 27, 2029. Proceeds from the Existing Credit Facilities were used to repay the outstanding balances under the Company’s Original Term Loan B and to use for future working capital needs. The Original Term Loan B was terminated and treated as a modification of debt, upon the closing of the Existing Credit Facilities.

The estimated fair value of our Original Credit Facilities approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

Term Loan B

Original Term Loan B

The principal amount under the Original Term Loan B was able to be funded as Term SOFR Loans or Base Rate Loans. The Company elected whether to borrow under the facility at Term SOFR or Base Rate. Term SOFR Loans bore interest at a rate equal to a variable rate of Term SOFR for the applicable interest period plus a margin of 5.75%. Interest on Term SOFR Loans under the Original Term Loan B was payable at the end of each applicable interest period. Base Rate Loans bore interest at a rate per annum equal to the highest of (i) the Federal Funds Rate, as in effect from time to time, plus 0.5%, (ii) the prime rate, as published by The Wall Street Journal from time to time as the “bank prime loan” rate, and (iii) Term SOFR for a one-month tenor plus 1.00%, in each case, plus 4.75%. Interest on Base Rate Loans under the Original Term Loan B was payable quarterly.

On September 14, 2023, the Original Term Loan B was amended by the First Incremental Amendment, Second Amendment to Credit Agreement and Joinder Agreement (the “Amendment”). Pursuant to the Amendment, the Company incurred an incremental term loan (the “First Incremental Term Loan”) in the amount of $160.0 million, the proceeds of which were used for the redemption of the Preferred Units at Holdings, through a cash distribution to Holdings, and for expenses associated with the Amendment and First Incremental Term Loan. The Amendment also permitted one or more restricted payments on and after the closing date of the Amendment solely for payment of deferred amounts owing to the Preferred Units Holder in respect of the redemption of the Preferred Units, a portion of which was payable as of December 31, 2023 in the amount of $5.0 million. The remainder of such deferred amounts were paid to the Preferred Units Holder in two installments of $5.0 million during the three months ended March 31, 2024.

Existing Term Loan B

The principal amount under the Existing Term Loan B may be funded as Term SOFR Loans or Base Rate Loans. The Company elects whether to borrow under the facility at Term SOFR or Base Rate. There is currently one tranche of debt outstanding under the Term

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Loan B. Term SOFR Loans bear interest at a rate equal to a variable rate of Term SOFR for the applicable interest period plus a margin of 4.75%. Interest on Term SOFR Loans is payable at the end of the applicable interest period. Base Rate Loans bear interest at a rate per annum equal to the highest of (i) the Federal Funds Rate, as in effect from time to time, plus 0.5%, (ii) the prime rate, as published by The Wall Street Journal from time to time as the “bank prime loan” rate, and (iii) Term SOFR for a one-month tenor plus 1.00%, in each case, plus 3.75%. Interest on Base Rate Loans is payable quarterly.

Pursuant to the Existing Term Loan B, the Company is required to comply with various financial and other covenants common to credit agreements, including (i) a minimum debt service coverage ratio of at least 1.10 to 1.00 as of the last day of each fiscal quarter, measured on a periodic basis, and (ii) restrictions on the ability to incur debt, grant liens, make dispositions, make distributions and dividends, engage in transactions with affiliates, and make investments.

The Company is required to prepay loans under the Existing Term Loan B in an amount equal to a portion of or all of the Company’s excess cash flow (“ECF”), as defined in the Existing Term Loan B, within five days of delivering year-end financials, commencing with the fiscal year ending December 31, 2025. In the event ECF in any year is equal to or less than $5.0 million, no mandatory prepayment shall be required.

Debt issuance costs associated with the Original Term Loan B and Existing Term Loan B, as applicable, consist of fees incurred to secure the financing and are amortized over the life of the loan using a method which approximates the effective interest method as a direct deduction from the carrying amount of the related long-term debt. The table below summarizes the amortization and write off of debt issuance costs and interest expense associated with the Original and Existing Term Loan B which are included in interest expense, net, on the consolidated statements of operations.

	For the Period July 1, 2025 through September 16, 2025	Three Months Ended September 30, 2024	For the Period January 1, 2025 through September 16, 2025	Nine Months Ended September 30, 2024
Term Loan B
Debt issuance costs amortization	$1,835	$2,174	$6,194	$7,074
Debt issuance costs amortization write off	$-	$-	$-	$3,729
Interest costs incurred	$23,032	$29,563	$75,275	$93,398
Weighted average interest rate	9.31%	10.06%	9.14%	10.88%

Revolving Credit Facility

On June 27, 2024, the Revolving Credit Facility was amended and restated (the “A&R RCF”). Pursuant to the A&R RCF, the total aggregate commitment amount increased from $85 million to $100 million. In addition, the maturity date of the Revolving Credit Facility was extended to June 27, 2028.

The Revolving Credit Facility provides for revolving borrowings subject to compliance with various financial and other covenants common in such agreements that apply to the Company, including (i) a minimum debt service coverage ratio of 1.10:1.00 and a maximum net total leverage ratio of 5.00:1.00, in each case measured on a periodic basis, and (ii) restrictions on the ability to incur debt, grant liens, make dispositions, make distributions and dividends, engage in transactions with affiliates, or make investments.

December 31, 2024
Total facility size	$100,000
Less:
Outstanding balance	-
Letters of credit issued	-
Available commitment	$100,000

Unamortized debt issuance costs (1)	$1,605
(1)
Unamortized debt issuance costs are deferred and presented within prepaid expenses and other current assets, and other assets on the consolidated balance sheets.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

The applicable margin on the interest rate, the commitment fees and the letter of credit fees are determined based on the Company’s leverage ratio. The applicable margin ranges are:

Term SOFR applicable margin	2.50% - 3.75%
Base Rate applicable margin	1.50% - 2.75%
Commitment fees	0.375% - 0.500%
Letter of credit fees	2.50% - 3.75%

Principal amounts borrowed under the Revolving Credit Facility may be prepaid from time to time without penalty and any principal amounts outstanding on the maturity date, June 27, 2028, become due and payable on such date. At the Company’s election, principal amounts may be drawn under the Revolving Credit Facility as Term SOFR Loans or Base Rate Loans. Term SOFR Loans bear interest at a rate equal to a variable rate of Term SOFR for the applicable interest period plus the Term SOFR applicable margin (see table above), which such margin is determined by reference to Borrower’s leverage ratio. Base Rate Loans bear interest at a rate per annum equal to the highest of (i) the rate of interest which the administrative agent announces from time to time as its prime lending rate, as in effect from time to time, (ii) the Federal Funds Rate, as in effect from time to time, plus 0.5%, (iii) the Term SOFR for a one-month tenor plus 1.0%, and (iv) 2.0%, in each case plus the Base Rate applicable margin (see table above), which such margin is determined by reference to the Company’s leverage ratio.

Interest on Base Rate Loans is payable quarterly in arrears. Interest on Term SOFR Loans is payable at the end of the applicable interest period. The Company also pays a commitment fee based on the applicable percentage of undrawn commitment amounts under the Revolving Credit Facility.

Debt issuance costs associated with the Revolving Credit Facility consist of fees incurred to secure the financing and are amortized over the life of the loan using a method which approximates the effective interest method. The table below summarizes the amortization of debt issuance costs, commitment fees and interest expense incurred associated with the Revolving Credit Facility, which are included in interest expense, net, on the consolidated statements of operations.

	For the Period July 1, 2025 through September 16, 2025	Three Months Ended September 30, 2024	For the Period January 1, 2025 through September 16, 2025	Nine Months Ended September 30, 2024
Revolver
Debt issuance costs amortization	$99	$119	$334	$314
Commitment fees	$84	$128	$334	$338
Interest costs incurred	$405	$-	$425	$96
Weighted average interest rate	8.19%	-	8.19%	9.06%

6. Members’ Equity

Prior to the Combination:

•
WBR, WB II, WB 892 and Co-Invest owned 27.18%, 26.55%, 38.09% and 8.18% of the issued and outstanding Class A limited liability company interests (“Class A units”) of the Company, respectively;
•
Elda River owned 100% of the issued and outstanding Series A preferred units (“Series A Preferred Units”) of the Company; and
•
WB 892 and Co-Invest II owned 38.09% and 61.91% the issued and outstanding Series B preferred units (“Series B Preferred Units”) of the Company.

Distributions (including liquidating distributions) are to be made to the members at the discretion of the board of managers of Holdings, as the governing body of the Company. Distributions are required to be distributed first to the Series A Preferred Units, followed by the Class A shares and Series B preferred units in accordance with the terms and conditions of the LLCA. Each member’s equity account will be adjusted for distributions paid to such member and additional capital contributions that are made by such member. All revenues, costs and expenses of the Company are allocated to the members.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

7. Mezzanine Equity

Redeemable Series A Preferred Units

On December 13, 2019, the Company issued 150,000 Series A Preferred Units (“Redeemable Series A Preferred Units”) to Elda River in exchange for net cash proceeds of $147.8 million.

The key terms of the Series A Preferred Units are outlined in the LLCA. The Series A Preferred Units rank senior to (i) the Series B Preferred Units, and (ii) all Class A units, and rank junior only to the satisfaction of all the Company’s indebtedness upon the liquidation, dissolution, or winding up of the Company. Except as provided in the LLCA, the Series A Preferred Units did not have voting rights.

The Series A Preferred Units are redeemable in cash upon the occurrence of a change of control or an initial public offering, or at any time at the option of the Company, for an amount equal to the greater of (i) a pre-tax cumulative internal rate of return (“IRR”) of 14.0%, or (iii) 1.45 multiplied by the original issue price minus the aggregate amount of any distributions received plus the original issue price for any Step-Up PIK Units (described below). In the event the Series A Preferred Units are not redeemed prior to December 31, 2026, the holders of the Series A Preferred Units gain control of the board of managers. In effect, this is viewed as the Series A Preferred Unitholders having the option to put the Series A Preferred Units to the Company after December 31, 2026, through their control of the board of managers. The Series A Preferred Units are entitled to a 14% yield. Specifically, the Series A Holders are entitled to quarterly cash distributions in an amount equal to 2% of the per unit Series A Issue Price ($1,000/Series A Preferred Unit). The remainder of the 14% yield is added to the liquidation preference associated with the Series A Preferred Units. Prior to December 31, 2020 (“Initial PIK Period”), the Company could elect to have distributions be paid-in-kind by issuing additional Series A Preferred Units (“Series A PIK Units”). Beginning in 2021, Series A PIK Units were only to be issued as a means to satisfy distributions in the event the Company’s available cash was insufficient, otherwise cash was required to settle all accrued distributions. In the event distributions were settled in kind subsequent to the Initial PIK Period, in addition to issuing Series A PIK Units at a quarterly distribution rate of 2%, the Company is required to issue Step-Up PIK Units at quarterly distribution rate of 0.5%. The Step-Up PIK Units increase the overall redemption value by an amount equal to the original issue price of the Step-Up PIK Units.

Prior to the Combination, the Company presented and accounted for the Series A Preferred Units as mezzanine equity in accordance with ASC 480-10-S99-3A at their issuance date fair value of $147.8 million ($150.0 million stated value, net of issuance costs). The Series A Preferred Units were classified in mezzanine equity because they were redeemable at the option of the Series A Preferred Unit Holders and upon a change of control, which is an event that is not solely within the control of the Company. The Series A Preferred Units were deemed to be probable of becoming redeemable. As such, the Company elected to recognize changes in the redemption value immediately as they occurred and adjusted the carrying amount of the Series A Preferred Units to an amount equaling their redemption value at the end of each reporting period, which equaled the liquidation preference. Below is a summary of the redemption values as of December 31, 2024.

December 31, 2024
Redeemable Series A Preferred Units, including PIK Units	$279,750
Step-Up PIK Units	12,973
Total Redemption Value	$292,723

As part of the Combination, Elda River contributed all of its equity interests in WBEF to OpCo in exchange for the issuance to Elda River of newly issued OpCo interests on September 17, 2025.

Redeemable Series B Preferred Units

On August 27th, 2020, the Company issued 95,000 Series B Preferred Units (“Redeemable Series B Preferred Units”) to investors in exchange for $95.0 million in cash.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

The key terms of the Series B Preferred Units are outlined in the WBEF LLCA, as amended from time to time. The Redeemable Series B Preferred Units have preference over Series A units upon the dissolution of the Company. The Redeemable Series B Preferred Units are junior to (i) the satisfaction of all the Company’s indebtedness, and (ii) the Series A Preferred Units. The Series B Preferred Units did not have voting rights. Furthermore, the Series B Preferred Units are entitled to participate in quarterly cash distributions with common unitholders following the redemption of the Company’s Series A Preferred Units, provided there is available cash for distributions. No cash distributions were made to the Series B unitholders during the period January 1, 2025 through September 16, 2025 and nine months ended September 30, 2024.

In addition to the share settled redemption feature described in the paragraph below, the Redeemable Series B Preferred Units are contingently convertible at a fixed conversion price following a Series B Liquidation Event (defined below), an initial public offering, certain equity transactions with a third party, or a merger or consolidation transaction meeting specific equity valuation requirements. Upon the occurrence of one of the aforementioned events, the Series B Preferred Unitholder will receive the greatest of: (i) the number of shares issuable at the fixed conversion price, and (ii) the variable number of shares issuable under the share settled redemption feature described below.

The Series B Preferred Units are redeemable in cash upon the occurrence of certain liquidation events outlined within the WBEF LLCA (“Series B Liquidation Events”) for an amount equal to the greater of (i) the amount of cash that a Series B Unit Holder would have been entitled to on an as-converted basis with Class A Units following the satisfaction of senior liquidation obligations, (ii) a pre-tax cumulative IRR of 15.0%, or (iii) 1.15 multiplied by the issue price minus the aggregate amount of any distributions received. In addition to receiving cash, the Series B Preferred Units can be redeemed for a variable number of Class A Units in the Company upon the occurrence of, among other things, a Series B Liquidation Event, an initial public offering, certain equity transactions with a third party, or a merger or consolidation transaction meeting specific equity valuation requirements.

The occurrence of any event requiring the redemption of the Series B Preferred Units is considered outside the control of the Company. As a result, prior to the Combination, the Company presented and accounted for the Series B Preferred Units as mezzanine equity at its fair value upon issuance, net of any issuance costs, on the consolidated balance sheets pursuant to ASC 480-10-S99-3A. Furthermore, the Series B Preferred Units were not required to be remeasured at each reporting date as they were not currently redeemable and were not probable of becoming redeemable. The carrying value of the Series A Preferred Units was $95.0 million as of December 31, 2024.

As part of the Combination, Series B investors contributed all of their equity interests in WBEF to OpCo in exchange for the issuance of newly issued OpCo interests on September 17, 2025.

Redeemable Noncontrolling Interests

On December 26, 2018, WaterBridge Operating issued 100,000 Series A-1 Preferred Units (the “Series A-1 Preferred Units”) as consideration for the acquisition of certain produced-water assets from a customer.

On September 30, 2022 (the “Exchange Date”), WaterBridge Operating entered into a nonmonetary equity exchange agreement with Holdings and the customer, wherein the customer surrendered all of their Series A-1 Preferred Units in exchange for 117,322 Series A-1 Preferred Units in Holdings (the “Holdings Preferred Units”).

The Holdings Preferred Units represented a noncontrolling interest in a subsidiary, Holdings, and such noncontrolling interests were subject to potential cash redemption that rests outside of the control of Holdings (“Redeemable Noncontrolling Interest”). The Company presented and accounted for the Redeemable Noncontrolling Interest as mezzanine equity in consideration of this cash redemption feature and in accordance with the guidance in ASC 480-10-S99 and ASC 810. The Redeemable Noncontrolling Interest was redeemable at the option of the holder, as such, the redeemable noncontrolling interest was remeasured to its redemption value using the effective yield method at each reporting date.

On September 14, 2023 (the “Redemption Date”), Holdings executed a unit redemption agreement (the “Redemption Agreement”) wherein Holdings agreed to redeem the Holdings Preferred Units for aggregate consideration of $165.0 million (the “Redemption Price”). Of such Redemption Price, $150.0 million was delivered in cash on the Redemption Date with remaining $15.0 million to be delivered over the following three quarters in equal payment amounts of $5.0 million each (the “Deferred Redemption Payments”). The Deferred Redemption Payments were made and are included in repayments of note from Series A-1 Preferred Units on the consolidated statements of cash flows. The carrying value of the redeemable noncontrolling interest on the Redemption Date was $172.1 million. The fair value of the cash and the Deferred Redemption Payments exchanged was $164.5 million. The difference of $7.6 million from the extinguishment of the Holder Preferred Units resulted in a deemed contribution recognized in members’ equity. As a result, following the Redemption Date there were no Series A-1 Preferred Units of Holdings issued or outstanding, thus there are no amounts of Redeemable Noncontrolling Interest as of December 31, 2024.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

8. Share-Based Compensation

The Company accounts for share-based compensation expense for Incentive Units granted in exchange for employee services. Our management and employees previously participated in two equity-based incentive plans during the applicable period, managed by WBR and WB II, both indirect parents of the Company. The Incentive Units consisted of time-based awards of profits interests in WBR and WB II. On September 18, 2025, the WBR and WB II Incentive Units were either cancelled or reclassified into common equity of the issuing entity and are no longer outstanding as of such date. See Note 2 — Summary of Significant Accounting Policies — “Share-Based Compensation” for further discussion of the accounting treatment of the WBR and WB II Incentive Units.

WBR Incentive Units

Prior to September 18, 2025, the governing documents of WBR authorized the issuance of up to 10,000 Incentive Units (“WBR Incentive Units”), which represented profits interests in WBR.

The weighted average fair value of the WBR Incentive Units is estimated using a Monte Carlo simulation with the following inputs:

December 31, 2024
Estimated equity value	$229,354
Expected life (in years)	0.5
Risk-free interest rate	4.2%
Dividend yield	0%
Volatility	53.7%
Marketability discount	9% - 32%

The number of WBR Incentive Units granted and forfeited during the period January 1, 2025 through September 16, 2025, and during the twelve months ending December 31, 2024 is shown in the following table:

Outstanding at January 1, 2024	6,194
Granted	-
Forfeited	(24)
Outstanding at December 31, 2024	6,170
Granted	-
Forfeited	(17)
Outstanding at September 16, 2025	6,153

The fair value of the WBR Incentive Units attributable to the Company as of September 16, 2025 was $5.9 million ($0 - $5,989 per unit) and as of December 31, 2024 was $19.3 million ($0 - $8,178 per unit).

The cumulative vested value of the liability for the WBR Incentive Units allocated to the Company was approximately $5.9 million and $19.3 million as of September 16, 2025 and December 31, 2024 respectively. The Company recognized income of $19.5 million and expense of $0.2 million, respectively, in share-based compensation during the period July 1, 2025 through September 16, 2025 and three months ended September 30, 2024, respectively, which is included in general and administrative expense on the statements of operations. The Company recognized income of $13.4 million and expense of $6.7 million, respectively, in share-based compensation during the period January 1, 2025 through September 16, 2025 and nine months ended September 30, 2024, respectively. For the period January 1, 2025 through September 16, 2025 and the year ended December 31, 2024 the WBR Incentive Units were fully vested.

There were no departures requiring accelerated vesting during the period January 1, 2025 through September 16, 2025 and nine months ended September 30, 2024.

On September 18, 2025, the WBR Incentive Units were either cancelled or reclassified into common equity of the issuing entity and are no longer outstanding as of such date.

WB II Incentive Units

Prior to September 18, 2025, the governing documents of WB II authorized the issuance of up to 10,000 Incentive Units (“WB II Incentive Units”) that represented profit interests in WB II.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

The number of WB II Incentive Units granted and forfeited during the period January 1, 2025 through September 16, 2025 and during the twelve months ending December 31, 2024 is shown in the following table:

Outstanding at January 1, 2024	6,179
Granted	-
Forfeited	(27)
Outstanding at December 31, 2024	6,152
Granted	-
Forfeited	(17)
Outstanding at September 16, 2025	6,135

The weighted average estimated fair value of the time-based portion of WB II Incentive Units was valued using a Monte Carlo simulation with the following inputs:

December 31, 2024
Estimated equity value	$224,133
Expected life (in years)	0.5
Risk-free interest rate	4.2%
Dividend yield	0%
Volatility	53.7%
Marketability discount	31% - 32%

The fair value of the WB II Incentive Units was zero as of September 16, 2025 and as of December 31, 2024 was $2.0 million ($0 - $543 per unit).

The cumulative vested value of the liability for the WB II Incentive Units allocated to the Company was zero and $2.0 million as of September 16, 2025 and December 31, 2024, respectively. The Company recognized income of $3.3 million and income of $0.2 million, respectively, in share-based compensation expense during the period July 1, 2025 through September 16, 2025 and three months ended September 30, 2024, respectively, which is included in general and administrative expense on the statements of operations. The Company recognized income of $2.0 million and expense of $1.3 million, respectively, in share-based compensation during the period January 1, 2025 through September 16, 2025 and nine months ended September 30, 2024, respectively. For the period January 1, 2025 through September 16, 2025 and the year ended December 31, 2024, the WB II Incentive Units were fully vested.

There were no departures requiring accelerated vesting during the period January 1, 2025 through September 16, 2025 and nine months ended September 30, 2024.

Changes in the allocated vested and unvested fair value of the Incentive Units for the year ended December 31, 2024 and period January 1, 2025 through September 16, 2025 were as follows:

Recurring:
Balance January 1, 2024	$15,933
Remeasurements	5,330
Balance December 31, 2024	$21,263
Remeasurements	(15,381)
Balance Septembers 16, 2025	$5,882

On September 18, 2025, the WB II Incentive Units were either cancelled or reclassified into common equity of the issuing entity and are no longer outstanding as of such date.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

9. Related Party Transactions

	Financial Statements Location	For the Period July 1, 2025 through September 16, 2025	Three Months Ended September 30, 2024	For the Period January 1, 2025 through September 16, 2025	Nine Months Ended September 30, 2024
Revenues - Related Party
Customer Agreement	Produced water handling - related party	$100	$96	$315	$96

Direct Operating Costs - Related Party
Supplier Agreements	Direct operating costs - related party	$1,059	$829	$4,256	$2,550

	Financial Statements Location	December 31, 2024
Accounts Receivable - Related Party
Customer Agreement	Related party accounts receivable	$203
Shared Services Agreement	Related party accounts receivable	8,476
		$8,679

Accounts Payable - Related Party
Joint Operating Agreement	Related party accounts payable	$6,059
Shared Services Agreement	Related party accounts payable	284
		$6,343

Shared Services Agreement

The Company and its subsidiaries, including WaterBridge Management Company, LLC, are parties to a shared services agreement with WBR, Holdings, WaterBridge NDB LLC (“NDB”) and its subsidiaries, LandBridge Company LLC and its subsidiaries (“LandBridge”), and Desert Environmental LLC and its subsidiaries, each being an affiliate of the Company, pursuant to which the Company and its subsidiaries provide various general, administrative, and operating services. The Company and its subsidiaries are entitled to reimbursement for all fees incurred that are necessary to perform services under the shared services agreement. For shared services, the basis of allocation is an approximation of time spent on activities to support the other party. For shared costs paid on our behalf, the costs are directly allocated to us based on our pro rata share of the expenses. The Company received approximately $21.3 million and $22.7 million for the period July 1, 2025 through September 16, 2025 and for the three months ended September 30, 2024, respectively, and $63.9 million and $53.8 million for the period January 1, 2025 through September 16, 2025 and for the nine months ended September 30, 2024, respectively, for shared services and direct cost reimbursements.

Legacy Financial Sponsor Services Agreement

Five Point Infrastructure LLC (“Five Point”), our legacy financial sponsor, invoices the Company, and the Company reimburses Five Point in cash, for expenses associated with the Company’s use of Five Point's geographic information system (“GIS”) and legal services. The reimbursement includes allocated Five Point personnel costs and third-party software and hardware expenses and is determined based on the Company’s use of Five Point’s total services for such period. The GIS and legal services reimbursement totaled $0.1 million and an immaterial amount for the period July 1, 2025 through September 16, 2025 and for the three months ended September 30, 2024, respectively, and $0.4 million and $0.1 million for the period January 1, 2025 through September 16, 2025 and for the nine months ended September 30, 2024, respectively.

Customer Agreement

A subsidiary of the Company is also party to a produced water management agreement with an affiliate of the Company that operates environmental remediation facilities on terms substantially similar to those generally available for water management services in the

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

applicable region. Under such agreement, the customer offloads certain barrels of produced water from its reclamation facilities to the Company on an interruptible basis for produced water transportation and handling services.

Supplier Agreements

Waste Handling Agreement

A subsidiary of the Company is a party to a waste handling agreement with an affiliate of the Company that operates environmental remediation facilities on terms substantially similar to those generally available for solids waste management services in the applicable region. Under such agreement, such subsidiary of the Company dedicated all of its oilfield solids and other solids waste materials generated by or arising out of its operations within an area of mutual interest to a subsidiary of Desert Environmental for processing, handling and disposal. The agreement includes a fee schedule and arrangements for specified solids waste management services.

Water Facilities Access Agreements

A subsidiary of the Company is a party to a surface lease and use agreement with a subsidiary of LandBridge. Pursuant to such agreement, such subsidiary of the Company has certain non-exclusive rights to construct, operate and maintain produced water handling facilities on certain lands owned by a subsidiary of LandBridge in southern Reeves County, Texas. A subsidiary of the Company also acquired several surface use agreements, easements and rights-of-way on such lands that grant us the right to operate and maintain certain specified produced water handling facilities and pipelines. Such agreement includes a customary fee schedule for specified surface use activities, such as produced water transportation royalties in certain circumstances and the payment of surface damages for the construction of pipelines, access roads and overhead electric lines. Such agreements did not constitute related party transactions prior to a subsidiary of LandBridge’s acquisition of the land underlying such agreements in December 2024. For the period July 1, 2025 through September 16, 2025 and for the three months ended September 30, 2024, we paid $0.3 million and zero under such agreement, respectively. For the period January 1, 2025 through September 16, 2025 and for the nine months ended September 30, 2024, we paid $0.9 million and an immaterial amount under such agreement, respectively.

Joint Operating Agreement

On December 18, 2020, a subsidiary of the Company entered into a JOA and contribution agreement effective January 1, 2021, with a subsidiary of NDB, which is a related party. The JOA governs the ownership and operation of the contributed produced water assets owned by each JOA party within an agreed area of mutual interest, consisting of eight produced water handling facilities, related permits, pipeline and right of way and related customer contracts. Under the terms of the JOA and the related contribution agreement, each party contributed produced water assets owned by such parties in exchange for 50% undivided interest in all JOA assets post contribution. We are a non-operating partner and a subsidiary of NDB is the operator of all JOA assets.

10. Commitments and Contingencies

Performance Incentives

As part of a December 9, 2022 asset acquisition, we recognized contingent consideration as part of entering into a three-year performance incentive agreement with a maximum potential payout of $9.0 million if certain annual incentive criteria are achieved. Incentive payments are determined quarterly based on the completion of qualifying oil and gas producing wells, as defined in the related agreement, developed by the counterparty on a cumulative basis. The quarterly payment equals $300,000 multiplied by the number of qualifying wells completed in excess of four during each year. No payment is earned if the number of qualifying wells is less than the applicable well threshold in any given year. During the period July 1, 2025 through September 16, 2025, the Company paid $0.3 million in incentive payments and made no payments during the three months ended September 30, 2024. During the period January 1, 2025 through September 16, 2025 and for the nine months ended September 30, 2024, the Company paid $3.0 million and $0.9 million in incentive payments, respectively.

Other

On April 3, 2025, a subsidiary of the Company received an enforcement notice from the Railroad Commission of Texas (“RRC”) seeking reimbursement for up to $7.0 million in expenses incurred by the RRC in connection with the plugging of an orphan well located in proximity to a produced water handling facility operated by the Company. No formal proceeding has been initiated. The Company believes the action is without merit and timing of resolution is uncertain. The Company has no amounts accrued related to this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with, our Financial Statements and notes thereto in Part I, Item 1. “Financial Statements” of this Quarterly Report. The following discussion contains “forward-looking statements” reflecting our current expectations, future plans, estimates, beliefs and assumptions concerning events and financial trends that may affect our future results of operations, cash flows and financial position. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including certain factors outside our control. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed in the section entitled “Risk Factors” in our prospectus, dated September 16, 2025, filed with the SEC pursuant to Rule 424(b) under the Securities Act on September 18, 2025 in connection with the IPO, as well as the factors discussed below and elsewhere in this Quarterly Report, particularly in the sections titled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to publicly update any of these forward-looking statements except as otherwise required by applicable law.

The historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the Company reflects only the historical financial results of NDB Operating, our predecessor for SEC reporting purposes prior to September 17, 2025, and does not give pro forma effect to the transactions described in the sections titled “—IPO” and “WaterBridge Combination and Corporate Reorganization” below. Separate historical results of WBEF, our other accounting predecessor, are presented following the historical financial results of the Company and do not give pro forma effect to the transactions described in the section titled “—WaterBridge Combination and Corporate Reorganization” below. The WaterBridge Combination and the Corporate Reorganization are each reflected in the historical financial information of the Company in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” solely from and after its respective date of completion.

Overview

We are a leading integrated, pure-play water infrastructure company with operations predominantly in the Delaware Basin, the most prolific oil and natural gas basin in North America. We believe that our strategically located network, substantial scale and built-in operational redundancies provide a competitive advantage in attracting customers and allow us to achieve significant operating and capital efficiencies. We operate the largest produced water infrastructure network in the United States through which we provide water management solutions to E&P companies under long-term contracts, which include gathering, transporting, recycling and handling produced water. As of September 30, 2025, our infrastructure network included approximately 2,500 miles of pipelines and 197 produced water handling facilities, which handled more than 2.5 million bpd of produced water for our customers and had more than 4.5 million bpd of total produced water handling capacity. We also operate two waste management facilities for the disposal of non-hazardous waste resulting from oil and gas exploration and production activity, branded under Desert Environmental. Our synergistic relationship with LandBridge, a leading Delaware Basin land management company, provides us preferential access to significant underutilized pore space in and around the Delaware Basin that is necessary to meet the E&P industry’s evolving water handling needs.

Our customers include some of the most active and well-capitalized E&P companies in the areas in which we operate, including bpx energy, Chevron Corporation, Devon Energy Corp., EOG Resources, Inc. and Permian Resources Corporation. We serve our customers primarily under long-term, fixed-fee contracts that contain acreage dedications or MVCs. Many of our long-term, fixed-fee contracts also include areas of mutual interest that grant us the right to provide water management solutions on any leases or oil and natural gas wells subsequently acquired or operated by a customer within a specified area. Our long-term contracts typically grant us the exclusive right to provide water management solutions for all produced water volumes from our customers’ oil and natural gas wells located within the dedicated acreage, and customers are typically required to either deliver all dedicated volumes to us or pay us a fee for any diverted dedicated volumes.

Recent Developments

IPO

On September 18, 2025, WaterBridge closed its initial public offering of 31,700,000 Class A shares at a price to the public of $20.00 per Class A share (the “IPO”). The underwriters exercised their option to purchase up to an additional 4,755,000 Class A shares at the public offering price, less underwriting discounts and commissions, which purchase closed on September 22, 2025. The Class A shares began trading on each of the New York Stock Exchange and NYSE Texas, Inc. under the ticker symbol “WBI” on September 17, 2025.

WaterBridge received net proceeds from the IPO, including the exercise of the underwriters’ option to purchase additional Class A shares, totaling approximately $672.8 million after deducting approximately $43.7 million of underwriting discounts and commissions payable by WaterBridge and other estimated offering expenses of approximately $12.5 million. WaterBridge used approximately (i) $228.2 million of the net proceeds of the IPO to purchase equity interests in OpCo held by Elda River and (ii) contributed the remaining net proceeds to OpCo in exchange for newly issued units representing limited liability company interests in OpCo (“OpCo Units”) at a per‑unit price equal to the per-share price paid by the underwriters for Class A shares in the IPO. OpCo used the net proceeds contributed to it by WaterBridge to repay approximately $130.0 million of certain outstanding indebtedness under the NDB Revolving Credit Facility, SDB Revolving Credit Facility and the Desert Term Loan (each as defined below). On October 6, 2025, OpCo used an additional $303.9 million of the remaining net proceeds, together with $1.4 billion of net proceeds from the issuance of the Notes (as defined below), to repay all outstanding borrowings and accrued interest under the NDB Term Loan and SDB Term Loan. See Note 7 — Debt for additional information. The remainder of the net proceeds were retained for general company purposes, including funding working capital and future growth projects.

WaterBridge Combination and Corporate Reorganization

Pursuant to a contribution and corporate reorganization agreement (the “Contribution and Reorganization Agreement”), dated September 8, 2025, by and among WaterBridge, OpCo, WBR Holdings, NDB Midstream, WBEF, Desert Environmental, WaterBridge Resources LLC, a Delaware limited liability company, WaterBridge Co-Invest LLC, a Delaware limited liability company, WaterBridge Co-Invest II LLC, a Delaware limited liability company, WaterBridge II LLC, a Delaware limited liability company, NDB Holdings, Devon Holdco, Desert Holdings, WB 892, Elda River and GIC, WaterBridge completed certain restructuring transactions (the “WaterBridge Combination”) on September 17, 2025 in connection with the IPO and prior to the Corporate Reorganization (as defined below), including the following:

•
all of the existing equityholders of WB 892 (each, a “WB 892 Holder”), a holder of equity interests in WBEF, other than GIC, contributed all of their respective equity interests in WB 892 to WBR Holdings in exchange for the issuance to such WB 892 Holders of newly issued limited liability company interests in WBR Holdings (each such interest, a “WBR Holdings Interest”), and the WB 892 Holders were admitted as members of WBR Holdings, and WBR Holdings was admitted as a member of WB 892 (collectively, the “WB 892 Contributions”);
•
all of the existing equityholders of WBEF (each, a “WBEF Holder”), other than WB 892 and Elda River, contributed all of their respective equity interests in WBEF to WBR Holdings in exchange for the issuance to such WBEF Holders of newly issued WBR Holdings Interests such that, immediately following such contributions, WBR Holdings, directly or indirectly, owned all of the outstanding equity interests in WB 892 and WBEF other than (i) the equity interests in WB 892 held by GIC and (ii) the existing Series A preferred units in WBEF held by Elda River (such contributions, together with the WB 892 Contributions, the “WBR Holdings Reorganization”);
•
immediately following the WBR Holdings Reorganization:
o
(A) each of WB 892 and WBR Holdings contributed all of their respective equity interests in WBEF to OpCo in exchange for the issuance to WB 892 and WBR Holdings of newly issued limited liability company interests in OpCo (any such limited liability company interest, an “OpCo Interest” and collectively, the “OpCo Interests”), and (B) Elda River contributed all of its equity interests in WBEF to OpCo in exchange for the issuance to Elda River of newly issued OpCo Interests. Concurrently with the preceding contributions, OpCo was admitted as the sole member of WBEF, and each of WB 892, WBR Holdings and Elda River ceased to be a member of WBEF;
o
(A) Devon Holdco contributed all of its equity interests in NDB Midstream to OpCo in exchange for the issuance to Devon Holdco of newly issued OpCo Interests and (B) NDB Holdings contributed to OpCo all of its equity interests in NDB Midstream in exchange for the issuance to NDB Holdings of newly issued OpCo Interests (collectively, the “NDB Midstream Contributions”). Concurrently with the NDB Midstream Contributions, OpCo was admitted as the sole member of NDB Midstream, and each of Devon Holdco and NDB Holdings ceased to be a member of NDB Midstream;

o
Desert Holdings contributed all of its equity interests in Desert Environmental to OpCo in exchange for the issuance to Desert Holdings of newly issued OpCo Interests (the “Desert Contribution”). Concurrently with the Desert Contribution, OpCo was admitted as the sole member of Desert Environmental, and Desert Holdings ceased to be a member of Desert Environmental; and
o
concurrently with the issuances by OpCo of the OpCo Interests described above, (A) OpCo directly owned all of the outstanding equity interests in Desert Environmental, WBEF and NDB Midstream and (B) WBR Holdings, NDB Holdings, Desert Holdings, Devon Holdco, Elda River and GIC, either directly or through their respective equity interests in WB 892, owned 100% of the outstanding OpCo Interests; and
•
WBR Holdings and GIC caused WB 892 to merge with and into WaterBridge, with WaterBridge surviving, in exchange for the issuance of newly issued limited liability company interests in WaterBridge to WBR Holdings and GIC, and immediately following such merger, (i) the equity interests in WaterBridge held by NDB Holdings were cancelled, (ii) WBR Holdings and GIC were admitted as members of WaterBridge and (iii) WaterBridge was admitted as a member of OpCo.

Further, pursuant to the Contribution and Reorganization Agreement, WaterBridge completed the following transactions on September 18, 2025 in connection with the completion of the IPO (the “Corporate Reorganization”):

•
WBR Holdings and GIC caused WaterBridge to amend and restate its limited liability company agreement to facilitate the IPO;
•
WaterBridge issued 36,455,000 Class A shares to the public pursuant to the IPO for net proceeds of approximately $672.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses;
•
WBR Holdings, NDB Holdings and Desert Holdings (together, the “Five Point Members”), Devon Holdco and Elda River contributed approximately $0.1 million in cash to WaterBridge in exchange for the issuance of an aggregate 80,190,150 Class B shares representing limited liability company interests in WaterBridge (the “Class B shares” and together with the Class A shares, the “common shares”) to the Five Point Members, Devon Holdco and Elda River, or one Class B share for each OpCo Unit (as defined below) held by each of them;
•
WaterBridge (i) used approximately $228.2 million of the net proceeds from the IPO to purchase a portion of the OpCo Interests held by Elda River and (ii) contributed all of the remaining net proceeds from the IPO to OpCo in exchange for a number of OpCo Units equal to the number of Class A shares issued in this Offering;
•
the Legacy Owners (other than GIC) and WaterBridge caused OpCo to amend and restate its limited liability company agreement, to, among other things, designate WaterBridge as the managing member of OpCo, recapitalize the OpCo Interests into OpCo Units, and provide for the provision of OpCo Unit exchange rights for the benefit of the holders of OpCo Units other than WaterBridge; and
•
OpCo used approximately $130.0 million of the net proceeds from the IPO to repay certain outstanding indebtedness of WaterBridge Operating, NDB Operating and Desert Environmental. On October 6, 2025, OpCo used an additional $303.9 million of the remaining net proceeds, together with $1.4 billion of net proceeds from the issuance of the Notes, to repay all outstanding borrowings and accrued interest under the NDB Term Loan and SDB Term Loan. See Note 7 — Debt for additional information. The remainder of the net proceeds were retained for general company purposes, including funding working capital and future growth projects.

For more information regarding the WaterBridge Combination, the Corporate Reorganization and the Contribution and Reorganization Agreement, please see “Corporate Reorganization” in the Prospectus and “Contribution and Corporate Reorganization Agreement” in Item 1.01 of our Current Report on Form 8‑K, each filed with the SEC on September 18, 2025.

Commercial Developments

On September 29, 2025, the Company announced that it had reached a final investment decision to proceed with the first phase of development of the Speedway Pipeline, a large diameter transportation pipeline that will extend across the northern Delaware Basin and connect Eddy and Lea counties in New Mexico to out-of-basin pore space in the Central Basin Platform owned by LandBridge. Subject to the successful completion of commercial negotiations with potential customers, the Company expects that it will commence construction of the Speedway Pipeline in the fourth quarter of 2025 and that the pipeline and related handling facilities will be completed and in service by mid-2026. Upon completion, the initial phase of the Speedway Pipeline is expected to provide access to approximately 1.0 million barrels per day of approved produced water handling capacity in the Central Basin Platform. WaterBridge expects to incur development costs of approximately $290 million for the initial phase of the Speedway Pipeline, consisting of approximately $220 million for the Speedway Pipeline and associated handling facilities with an anticipated initial capacity of 500,000 barrels per day and approximately $70 million for upstream gathering facilities. The Speedway Pipeline can be expanded to provide access to up to 2.0 million barrels per day of produced water handling capacity, with the timing of and development costs associated with any such future expansions contingent upon, among other factors, customer demand.

OpCo Revolving Credit Facility

In conjunction with the issuance of the Notes (as defined below), on October 6, 2025, OpCo closed a revolving credit agreement (the “OpCo Credit Agreement”) by and among Truist Bank, as administrative agent, collateral agent and issuing bank and the lenders party thereto. The OpCo Credit Agreement provides for a $500.0 million secured revolving credit facility, and borrowings under the OpCo Credit Agreement bear interest at the secured overnight financing rate for the selected interest period plus an applicable margin that ranges from 2.00% - 3.00% (based on the then current consolidated net leverage ratio). Proceeds from borrowings made under the OpCo Credit Agreement are available to be used for working capital and general corporate purposes. For additional information on the OpCo Credit Agreement, see “—Liquidity and Capital Resources—OpCo Revolving Credit Facility.”

October 2025 Senior Notes Issuance

On October 6, 2025, OpCo issued $825.0 million aggregate principal amount of 6.250% Senior Notes due 2030 (the “2030 Notes”) and $600.0 million aggregate principal amount of 6.500% Senior Notes due 2033 (the “2033 Notes,” and together with the 2030 Notes, the “Notes”). Interest on the Notes is accrued and paid semi-annually on April 15 and October 15, commencing April 15, 2026. The Notes are guaranteed, jointly and severally, on a senior unsecured basis by all of OpCo’s existing subsidiaries.

In October 2025, $1.4 billion of the net proceeds from the issuance of the Notes, together with $303.9 million of OpCo’s cash on hand, was used to repay all of OpCo’s outstanding borrowings and accrued interest under the NDB Term Loan and SDB Term Loan. For additional information on the Notes, see “—Liquidity and Capital Resources—October 2025 Senior Notes Issuance.”

Market Condition and Outlook

Over the last several years, the global economy, and more specifically the oil and natural gas industry, has experienced significant volatility, impacted by global conflicts, such as the Russia-Ukraine war, and heightened tensions in the Middle East, domestic political activity, including the BBB Act, tariffs, foreign trade policies and international trade conflicts, the activities of OPEC, and elevated inflation, interest rates and costs of capital and industry consolidation. High levels of activity in the Delaware Basin have resulted in industry consolidation and labor and supply chain challenges, which has impacted drilling, completion and production activity. This volatility has driven material swings in WTI pricing, which has subsequently impacted development and production decisions of E&P companies.

Global macroeconomic developments, such as the BBB Act and the development or change in international trade policies, including the imposition of U.S. and/or foreign tariffs, may adversely affect our customers’ ability to continue operating or developing projects, and, as a result, reduce their demand for our produced water handling services. As a result, any trading disruption (such as tariffs, product restrictions, etc.) in the trading relationships between the U.S. and other nations may adversely impact our business.

Despite these challenges, we believe that the outlook for the oil and natural gas industry, particularly within the Permian Basin, remains positive. Within the Delaware Basin, the most active sub-region within the Permian Basin, oil production has increased at a CAGR of approximately 21% from 2014 through 2024, while water production has increased at a CAGR of approximately 19% during the same period. We believe that this growth in production activity will require increased produced water handling capacity, as the amount of produced water from wells in the Delaware Basin significantly exceeds the amount of the related oil and natural gas production.

Third Quarter Results

Significant financial and operating highlights for the third quarter of 2025 include:

•
Revenues of $123.3 million, an increase of 37% as compared to the third quarter of 2024;
•
Net income of $4.8 million, an increase of 44% as compared to the third quarter of 2024;
•
Net income margin of 4% remained consistent with the third quarter of 2024;
•
Adjusted EBITDA(1) of $58.7 million, an increase of 40% as compared to the third quarter of 2024;
•
Adjusted EBITDA Margin(1) of 48%, an increase of 1% as compared to the third quarter of 2024;
•
Gross Margin of $35.0 million, an increase of 30% as compared to the third quarter of 2024;
•
Adjusted Operating Margin(1) of $63.9 million, an increase of 41% as compared to the third quarter of 2024;

•
Total produced water handling volumes(2) of 1,513 MBbl per day, an increase of 40% as compared to the third quarter of 2024; and,
•
Total water solutions volumes of 276 MBbl per day, an increase of 31% as compared to the third quarter of 2024.
(1)
Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Operating Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” for more information regarding these non-GAAP financial measures and reconciliations to the most comparable GAAP measures. See also “How We Evaluate Our Operations” for more information regarding Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Operating Margin.
(2)
Total produced water handling volumes do not include skim oil volumes.

How We Generate Revenue

We generate revenue primarily by charging produced water handling fees for transporting produced water for disposal into our produced water handling facilities, and, to a lesser extent, by providing raw or recycled produced water to customers for reuse in drilling and completion operations. By focusing on produced water handling, our revenues are tied primarily to the long-life production of oil and natural gas wells rather than drilling activity, which can be more cyclical in nature. Our revenue consists of the principal components discussed below.

Produced Water Handling. We charge a fixed fee whether produced water is handled by our produced water handling facilities or recycled. Under some of our customer contracts, we receive separate fees for transportation and handling or recycling of produced water, while in other contracts we receive a combined fee for both services. Our financial results are driven primarily by the fees we charge and the volumes of produced water transported for handling or recycling on our network. We also sell oil recovered as a byproduct of the produced water we handle, which is referred to as skim oil.

Water Solutions. We sell brackish and produced water to our customers for use in their drilling and completion operations. We also provide produced water treatment and recycling services and sell recycled water to our customers for use in drilling and completion operations. We charge contracted fees per barrel of water sold.

Other. We generate revenue through natural gas transportation services in the Arkoma Basin, solid waste management and reclamation services in the Delaware Basin and, previously, through crude oil gathering in the Eagle Ford Basin. These services are provided under market-based contractual arrangements, with revenues primarily driven by the volumes gathered and transported or processed, in the case of solid waste management and reclamation services. In March 2025, we divested our crude oil gathering operations to a third party purchaser. We do not expect gas transportation fees and solid waste and reclamation fees to comprise a significant portion of our future revenues.

Costs of Conducting Our Business

Our costs consist primarily of direct operating costs to maintain our infrastructure network, depreciation, amortization and accretion, and general and administrative expenses. Our principal costs are as follows:

Direct Operating Costs. Direct operating costs are incurred in connection with the operation and maintenance of our infrastructure network to support produced water handling, water solutions and solid waste management and reclamation services provided to our customers. These costs generally fluctuate with changes in throughput or processed volumes and include utilities, chemicals, repair and maintenance, direct labor, landowner royalties and other expenses associated with operating and maintaining our infrastructure assets. Direct operating costs also include workover activities required to ensure the continued reliability of our existing produced water handling facilities.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion reflect the systematic expensing of capitalized costs associated with the acquisition and construction of our integrated water infrastructure network. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective asset groups. Amortization expense reflects the systematic allocation of the cost of our intangible assets, consisting primarily of customer contracts and customer relationships, over the estimated useful lives of the respective assets. Accretion expense, representing the periodic increase in the carrying amount of our asset retirement obligations, is also included within this line item.

General and Administrative Expenses. General and administrative expenses consist primarily of overhead costs, including payroll, share-based compensation and employee benefits for corporate personnel, expenses related to the operation of our corporate headquarters, information technology costs, legal, audit, and other professional service fees. Prior to the WaterBridge Combination, these costs also included corporate shared services which generally consisted of the cost of shared management and administrative services pursuant to the Shared Services Agreement (as defined below). Share-based compensation expense includes expense allocated to us for NDB Incentive Units, which are equity-classified awards and measured at fair value on the grant date, and restricted share units (“RSUs”) issued under our long-term incentive plan (“LTIP”), which are recorded on grant date at fair value. Any actual cash expense associated with NDB Incentive Units is borne solely by NDB LLC and not the Company. The NDB Incentive Units are not dilutive of public ownership. See “How We Evaluate Our Operations—Long-Term Incentive Plan” below and Note 9 — Share-Based Compensation to our condensed consolidated financial statements for additional information regarding share-based compensation.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our business. These metrics help us identify factors and trends that impact our operating results, cash flows and financial condition. The key metrics we use to evaluate our business are provided below.

Produced Water Handling Volumes

Produced water handling volumes are a primary revenue driver for our business. We charge a fixed per-barrel fee under our produced water handling agreements. As volumes increase, revenue scales accordingly, making this metric a critical leading indicator of our financial performance and overall system utilization. Typically, changes in produced water handling volumes are driven by our customers’ production levels, development programs and the pace of completions activity on our contracted acreage.

We actively work to increase produced water volumes by entering into new customer arrangements, which we achieve through a combination of commercial outreach, competitive contract offerings and infrastructure connectivity. These arrangements often involve long-term gathering and disposal agreements, acreage dedications or MVCs. These efforts are further supported by our system expansion, basin-wide service coverage and water solutions services that we believe make it easier and more cost-effective for customers to choose us as their produced water midstream provider.

We define “produced water handling volumes” as all produced water barrels received from customers, excluding any deficient barrels under our MVCs. Deficient barrels under MVCs are financial payments received from customers and are included in produced water handling revenue.

Revenue

Revenue is a key performance metric of our company. We analyze realized monthly, quarterly and annual revenues and compare the results against our internal projections and budgets. We examine revenue per barrel of water handled or sold to evaluate pricing trends and customer mix impacts. We also assess incremental changes in revenue compared to incremental changes in direct operating costs and selling, general and administrative expenses to identify potential areas for improvement and to determine whether our performance is meeting our expectations. We generate revenue by providing fee-based services related to produced water handling and water solutions. The services related to produced water are fee-based arrangements which are based on the volume of water that flows through our network. Revenues from produced water handling consist primarily of per barrel fees charged to our customers for the use of our transportation and water handling services. For our produced water handling contracts, revenue is recognized over time utilizing the output method based on the volume of produced water accepted from the customer. The services related to water solutions are fee-based arrangements which are based on recycled and brackish water volumes delivered.

Non-GAAP Financial Measures

We use certain non-GAAP performance measures to evaluate current and past performance and prospects for the future to supplement our financial information presented in accordance with GAAP. These non-GAAP financial measures are important factors in assessing our operating results and profitability and include the performance and liquidity measures included below.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin are used by our management and by external users of our financial statements, such as investors, research analysts and others, to assess the financial performance of our assets over the long term. We define Adjusted EBITDA as net income (loss) before interest; taxes; depreciation, amortization, depletion and accretion; share‑based compensation; transaction‑related expenses; non-recurring litigation settlements and expenses; debt modification costs; gains or losses on disposal of assets; and other non‑cash or non‑recurring expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues.

We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA and Adjusted EBITDA Margin because these amounts can vary substantially from company to company within our industry depending upon accounting methods, book values of assets, capital structures and the method by which the assets were acquired.

Adjusted Operating Margin and Adjusted Operating Margin per Barrel

Adjusted Operating Margin and Adjusted Operating Margin per Barrel are dependent upon the volume of produced water we gather and handle, the volume of recycled water and brackish water we sell and transfer, the fees we charge for such services and the recurring operating expenses we incur to perform such services. We define Adjusted Operating Margin as gross margin plus depreciation, amortization and accretion excluding other revenues not associated with our produced water handling and water solution revenue streams. We define Adjusted Operating Margin per Barrel as Adjusted Operating Margin divided by total volumes handled, sold or transferred.

We seek to enhance our Adjusted Operating Margin in part by reducing, to the extent appropriate, expenses directly tied to operating our assets. Landowner royalties, power expenses for handling and treatment facilities, direct labor costs, chemical costs, workover expenses and repair and maintenance costs comprise the most significant portion of our expenses. Our operating expenses are largely variable and as such, generally fluctuate in correlation with throughput volumes.

Our Adjusted Operating Margin incrementally benefits from increased Water Solutions recycled water sales. When produced water is recycled, we recognize cost savings from reduced landowner royalties, reduced pumping costs, lower chemical treatment and filtration costs and reduced power consumption.

Management believes Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Operating Margin and Adjusted Operating Margin per Barrel are useful because they allow us to more effectively evaluate our operating performance and compare the results of our operations from period to period, and against our peers, without regard to our financing methods or capital structure. Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Operating Margin and Adjusted Operating Margin per Barrel are not measures of financial performance under GAAP and should not be considered as an alternative to net income (loss) or gross margin, as applicable. Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Operating Margin and Adjusted Operating Margin per Barrel as defined by us may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with net income (loss) and other measures prepared in accordance with GAAP, such as gross margin or operating income. Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Operating Margin and Adjusted Operating Margin per Barrel should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP.

Factors Affecting the Comparability of Our Results of Operations

Our future results of operations may not be comparable to our predecessor for SEC reporting purpose’s results of operations for the periods presented, primarily for the reasons described below and those described in “—Recent Developments”.

Public Company Costs

As a result of the IPO, we incurred incremental, non‑recurring costs related to our transition to a publicly traded and taxable entity, including the costs of the IPO and the costs associated with the initial implementation of our Sarbanes‑Oxley Act internal controls and testing. We have incurred and expect to continue to incur additional significant and recurring expenses as a publicly traded company, including costs associated with SEC reporting and compliance requirements, consisting of the preparation and filing of annual and quarterly reports, registrar and transfer agent fees, national stock exchange fees, audit fees, legal fees, investor relations expenses, incremental director and officer liability insurance costs and director and officer compensation expenses. These expenses are not included in our results of operations prior to the IPO. Additionally, we have hired additional employees and consultants, including accounting and legal personnel, in order to comply with the requirements of being a publicly traded company.

WaterBridge Combination and Corporate Reorganization

We were formed to serve as the issuer in the IPO and have no previous operations, assets or liabilities. The historical condensed consolidated financial statements included in this Quarterly Report are based on the financial statements of our predecessor for SEC reporting purposes in the WaterBridge Combination, NDB Operating, prior to the WaterBridge Combination transactions, including the Desert Contribution. As a result, the historical combined financial data may not provide an accurate indication of what our actual results would have been if the WaterBridge Combination had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. See “—Recent Developments—WaterBridge Combination and Corporate Reorganization.”

Long‑Term Incentive Plan

In order to incentivize individuals providing services to us or our affiliates, our Board adopted the LTIP for employees and directors. Any individual who is our officer or employee, and any other person who provides services to us or our affiliates, including our directors, may be eligible to receive awards under the LTIP at the discretion of our Board or a committee thereof, as applicable. The LTIP provides for the grant, from time to time, at the discretion of our Board, or a committee thereof, of options, share appreciation rights, restricted shares, restricted share units, share awards, dividend equivalents, other share-based awards, cash awards, substitute awards and performance awards intended to align the interests of employees, directors and service providers with those of our shareholders. As such, our historical financial data may not present an accurate indication of what our actual results would have been if we had implemented the LTIP program prior to the periods presented within.

Refinancing Transactions

On September 17, 2025, in connection with the WaterBridge Combination, WaterBridge Midstream (as successor by merger to NDB Operating) entered into Amendment No. 3 to the Revolving Credit Agreement, together with certain other parties thereto, the lenders and issuing banks party thereto and Truist Bank, as administrative agent and collateral agent (the “NDB Amendment”), which amended that certain Revolving Credit Agreement, dated as of June 8, 2022 (the “Existing NDB Revolving Credit Agreement” and the Existing NDB Revolving Credit Agreement, as amended by the NDB Amendment, the “NDB Revolving Credit Agreement”), by and among

NDB Operating, the lenders and issuing banks party thereto, the administrative agent and the collateral agent, which provided for a $100.0 million revolving credit facility. The NDB Revolving Credit Agreement is secured by us and our subsidiaries. See “—Liquidity and Capital Resources—Debt Instruments—Revolving Credit Facilities—NDB Revolving Credit Facility” for more information.

On September 19, 2025, WaterBridge Midstream entered into Amendment No. 1 to the Amended and Restated Revolving Credit Agreement, together with certain other parties thereto, the lenders and issuing banks party thereto and Truist Bank, as administrative agent and collateral agent (the “SDB Amendment”), which amended that certain Amended and Restated Revolving Credit Agreement, dated as of June 27, 2024 (the “Existing SDB Revolving Credit Agreement” and the Existing SDB Revolving Credit Agreement, as amended by the SDB Amendment, the “SDB Revolving Credit Agreement”), by and among WaterBridge Midstream, the lenders and issuing banks party thereto, the administrative agent and the collateral agent, which provided for a $100.0 million revolving credit facility. The SDB Revolving Credit Agreement is secured by us and our subsidiaries. See “—Liquidity and Capital Resources—Debt Instruments—Revolving Credit Facilities—SDB Revolving Credit Facility” for more information.

On September 19, 2025, we assumed Desert Environmental’s term loan (“Desert Term Loan”) and insurance note payable (the “Desert Insurance Note” and, together with the Desert Term Loan, the “Desert Credit Facility”). On September 19, 2025, we repaid all outstanding borrowings under the Desert Credit Facility, totaling approximately $14.0 million in the aggregate, with a portion of the net proceeds from the IPO. See “—Liquidity and Capital Resources—Debt Instruments—Revolving Credit Facilities—Desert Environmental Credit Facility” for more information.

Income Taxes

Prior to the IPO, our predecessors and their subsidiaries were primarily entities that were treated as partnerships for federal income tax purposes but were subject to certain minimal Texas franchise taxes. As a result of our predominately non‑taxable structure historically, income taxes on taxable income or losses realized by our predecessors were generally the obligation of our predecessor’s individual members or partners. Accordingly, the financial data attributable to our predecessors contains no provision for U.S. federal income taxes or income taxes in any state or locality (other than margin tax in the State of Texas). In connection with the consummation of the IPO, although we are a limited liability company, we have elected to be classified as a corporation and are subject to U.S. federal, state and local income taxes.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

WaterBridge Infrastructure LLC

	Three Months Ended September 30,		Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
(in thousands)	(unaudited)
Revenues:
Produced water handling	$111,375	$80,395	$30,980	39%
Water solutions	10,415	7,368	3,047	41%
Other revenues	1,460	2,040	(580)	(28)%
Total revenues	123,250	89,803	33,447	37%

Direct operating costs	58,229	42,881	15,348	36%
Depreciation, amortization and accretion	30,026	19,988	10,038	50%
Total cost of revenues	88,255	62,869	25,386	40%

General and administrative expense	9,004	6,914	2,090	30%
Other operating expense, net	2,297	1,182	1,115	94%
Operating income	23,694	18,838	4,856	26%

Interest expense, net	19,335	15,668	3,667	23%
Other income, net	(31)	(249)	218	(88)%
Income from operations before taxes	4,390	3,419	971	28%

Income tax (benefit) expense	(366)	114	(480)	(421)%
Net income	$4,756	$3,305	$1,451	44%

Operating Metrics

The amount of revenue we generate depends primarily on the volumes of water that we handle for, sell to or transfer for our customers.

The table below provided operational and financial data by revenue stream for the periods indicated.

	Three Months Ended September 30,		Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
Volumes: (MBbl/d)
Produced water handling (1)	1,513	1,083	430	40%
Water solutions
Recycled produced water	226	164	62	38%
Brackish water	50	46	4	9%
Total water solutions	276	210	66	31%
Total	1,789	1,293	496	38%

Operating metrics: ($/Bbl) (2)
Produced water handling	$0.81	$0.80	$0.01	1%
Water solutions	$0.41	$0.38	$0.03	8%
Total revenues (3)	$0.74	$0.74	$-	0%
Direct operating costs	$0.35	$0.36	$(0.01)	(3)%
Gross margin (4)	$0.21	$0.23	$(0.02)	(9)%
Adjusted Operating Margin (5)	$0.39	$0.38	$0.01	3%

(1)
Produced water handling volumes do not include skim oil volumes.
(2)
Operating metrics ($/Bbl) are calculated independently, and the sum of individual amounts may not equal the total presented due to rounding.
(3)
Total Revenues ($/Bbl) does not include Other Revenues.
(4)
Gross margin ($/Bbl) is calculated as Total revenues less Total cost of revenues.
(5)
Adjusted Operating Margin ($/Bbl) is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for more information regarding these non-GAAP financial measures and reconciliations to the most comparable GAAP measures.

The table below provides operational and financial data related to skim oil volumes recovered for the periods indicated.

	Three Months Ended September 30,		Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
Skim oil volumes (Bbl/d)	1,668	1,479	189	13%
Skim oil realization (1)	0.11%	0.14%	(0.03)%	(21)%
Skim oil realized price ($/Bbl) (2)	$59.04	$68.64	$(9.60)	(14)%

(1)
Skim oil realization is calculated as skim oil revenue divided by produced water handling volumes.
(2)
Realized skim oil pricing is net of certain industry customary deductions.

Revenues

Produced Water Handling Revenues

The table below provides financial data by produced water handling revenue stream and related unit prices for the periods indicated.

	Three Months Ended September 30,		Amount of Increase	Percentage
Revenues (in thousands):	2025	2024	(Decrease)	Change
Produced water handling revenues	$102,314	$71,056	$31,258	44%
Skim oil revenues	9,061	9,339	(278)	(3)%
Total produced water handling revenues	$111,375	$80,395	$30,980	39%

Unit prices: ($/Bbl)
Produced water handling revenues	$0.74	$0.71	$0.03	4%
Skim oil revenues (1)	$0.07	$0.09	$(0.02)	(22)%
Total produced water handling revenues	$0.81	$0.80	$0.01	1%

(1)
Skim oil realization is calculated as skim oil revenue divided by produced water handling volumes.

Produced water handling revenues increased $31.0 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily due to:

•
an increase of $17.8 million due to a 271 MBbl/d volume increase driven primarily by continued development of the East Stateline assets acquired in May 2024 and increased organic commercial growth and completion activity, and an increase of $3.0 million related to higher prices for produced water volumes handled;
•
a decrease of $1.3 million in skim oil revenues primarily due to declining commodity prices; and
•
an increase of $10.4 million due to a 159 MBbl/d volume increase and an increase of $1.0 million in skim oil revenues due to the WaterBridge Combination.

Water Solutions Revenues

Water solutions revenues increased $3.0 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily due to:

•
an increase of $1.6 million due to an 81 MBbl/d treated water volume increase partially offset by a 20 MBbl/d untreated water volume decrease with the net increase attributable to higher demand used in conjunction with upstream drilling and completion activity and an increase of $1.1 million related to higher average price due to higher weighting of treated recycled water sales volumes to untreated recycled water volumes;
•
an increase of $0.1 million related to brackish water supply assets acquired in May 2024; and
•
an increase of $0.2 million due to a 7 MBbl/d brackish water volume increase due to the WaterBridge Combination.

Other Revenues. Other revenues decreased $0.6 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 due to the divestment of crude gathering and transportation assets in March 2025 resulting in lower revenue of $2.1 million partially offset by $1.2 million of waste reclamation revenue and $0.3 million of gas transport revenue attributable to the WaterBridge Combination.

Direct Operating Costs. Direct operating costs increased $15.3 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 of which $4.6 million is due to the WaterBridge Combination. The overall increase is primarily attributable to higher royalty expense of $5.2 million, site utilities and power of $3.4 million, personnel-related expenses of $2.8 million, repairs and maintenance of $1.7 million, chemicals and well intervention of $1.5 million, and waste disposal costs of $0.4 million. The higher operating costs are directly correlated to higher water volumes handled or recycled and scaling of the business with no material change in the overall operating costs per barrel.

Depreciation, amortization and accretion. Depreciation, amortization and accretion increased $10.0 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 of which $7.6 million is due to the WaterBridge Combination. The overall increase is primarily due to an increase of $5.8 million in depreciation expense related to continued high levels of capital investment activity and an increase of $4.1 million in amortization expense associated with intangible assets and asset retirement obligations primarily attributable to the WaterBridge Combination.

	Three Months Ended September 30,		Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
General and administrative expense, excluding share-based compensation	$7,880	$6,256	$1,624	26%
Share-based compensation	1,124	658	466	71%
Total general and administrative expense	$9,004	$6,914	$2,090	30%

General and administrative expense. General and administrative expense, excluding share-based compensation expense, increased $1.6 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily attributable to higher transaction expenses associated with the WaterBridge Combination of $0.7 million, direct employee payroll expenses of $0.5 million as a result of the WaterBridge Combination and other professional fees of $0.3 million.

Share-based compensation expense. Share-based compensation expense increased $0.5 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase is primarily attributable to amortization of NDB Incentive Units granted during 2025 of $0.6 million, partially offset by accelerated expense of $0.2 million associated with the NDB Incentive Units during the three months ended September 30, 2024 associated with an employee departure.

Share-based compensation primarily consists of the NDB Incentive Units. Any distributions associated with NDB Incentive Units are borne solely by NDB LLC and not by us. Distributions attributable to the NDB Incentive Units are based on returns received by the investors of such entities once certain return thresholds have been met and are neither an obligation of us nor taken into consideration for potential distributions to investors.

Other operating expense, net. Other operating expense, net, increased $1.1 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily due to an increase in transaction expenses of $2.0 million associated with the WaterBridge Combination. This is partially offset by legal costs incurred of $0.9 million related to legacy litigation settled during the three months ended September 30, 2024.

	Three Months Ended September 30,		Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
Interest expense on credit facilities	17,969	$14,271	$3,698	26%
Amortization of debt issuance costs	1,241	977	264	27%
Commitment fees	108	127	(19)	(15%)
Interest on other	67	293	(226)	(77%)
Total interest cost	19,385	15,668	3,717	24%
Interest income	(50)	-	(50)	0%
Total interest expense, net	$19,335	$15,668	$3,667	23%

Interest expense, net. Interest expense, net, increased $3.7 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase is primarily attributable to higher total indebtedness, which was primarily driven by additional borrowings used to fund capital expansion projects.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

WaterBridge Infrastructure LLC

	Nine Months Ended September 30,		Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
(in thousands)	(unaudited)
Revenues:
Produced water handling	$285,596	$202,183	$83,413	41%
Water solutions	28,388	20,378	8,010	39%
Other revenues	2,688	6,527	(3,839)	(59)%
Total revenues	316,672	229,088	87,584	38%

Direct operating costs	149,049	106,978	42,071	39%
Depreciation, amortization and accretion	72,212	56,931	15,281	27%
Total cost of revenues	221,261	163,909	57,352	35%

General and administrative expense	23,179	26,972	(3,793)	(14)%
Loss (gain) on disposal of assets	11,832	(206)	12,038	(5,844)%
Other operating expense (income), net	3,821	(2,893)	6,714	(232)%
Operating income	56,579	41,306	15,273	37%

Interest expense, net	43,560	38,840	4,720	12%
Other income, net	(296)	(249)	(47)	19%
Income from operations before taxes	13,315	2,715	10,600	390%

Income tax (benefit) expense	(277)	252	(529)	(210)%
Net income	$13,592	$2,463	$11,129	452%

Operating Metrics

The amount of revenue we generate depends primarily on the volumes of water that we handle for, sell to or transfer for our customers.

The table below provided operational and financial data by revenue stream for the periods indicated.

	Nine Months Ended September 30,		Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
Volumes: (MBbl/d)
Produced water handling (1)	1,309	951	358	38%
Water solutions
Recycled produced water	235	159	76	48%
Brackish water	52	26	26	100%
Total water solutions	287	185	102	55%
Total	1,596	1,136	460	40%

Operating metrics: ($/Bbl) (2)
Produced water handling	$0.80	$0.78	$0.02	3%
Water solutions	$0.36	$0.40	$(0.04)	(10)%
Total revenues (3)	$0.72	$0.72	$-	0%
Direct operating costs	$0.34	$0.34	$-	0%
Gross margin (4)	$0.22	$0.21	$0.01	5%
Adjusted Operating Margin (5)	$0.38	$0.37	$0.01	3%

(1)
Produced water handling volumes do not include skim oil volumes.

(2)
Operating Metrics ($/Bbl) are calculated independently. Therefore, the sum of individual amounts may not equal the total presented due to rounding.
(3)
Total Revenues ($/Bbl) does not include Other Revenues.
(4)
Gross margin ($/Bbl) is calculated as Total revenues less Total cost of revenues.
(5)
Adjusted Operating Margin ($/Bbl) is a non-GAAP financial measure. Adjusted Operating Margin is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for more information regarding these non-GAAP financial measures and reconciliations to the most comparable GAAP measures.

The table below provides operational and financial data related to skim oil volumes recovered for the periods indicated.

	Nine Months Ended September 30,		Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
Skim oil volumes (Bbl/d)	1,553	1,081	472	44%
Skim oil realization (1)	0.12%	0.11%	0.01%	9%
Skim oil realized price ($/Bbl) (2)	$59.96	$68.70	$(8.74)	(13)%

(1)
Skim oil realization is calculated as skim oil revenue divided by produced water handling volumes.
(2)
Realized skim oil pricing is net of certain industry customary deductions.

Revenues

Produced Water Handling Revenues

The table below provides financial data by produced water handling revenue stream and related unit prices for the periods indicated.

	Nine Months Ended September 30,		Amount of Increase	Percentage
Revenues (in thousands):	2025	2024	(Decrease)	Change
Produced water handling revenues	$260,176	$181,837	$78,339	43%
Skim oil revenues	25,420	20,346	5,074	25%
Total produced water handling revenues	$285,596	$202,183	$83,413	41%

Unit prices: ($/Bbl)
Produced water handling revenues	$0.73	$0.70	$0.03	4%
Skim oil revenues (1)	$0.07	$0.08	$(0.01)	(13)%
Total produced water handling revenues	$0.80	$0.78	$0.02	3%

(1)
Skim oil realization is calculated as skim oil revenue divided by produced water handling volumes.

Produced water handling revenues increased $83.4 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily due to:

•
an increase of $57.4 million due to a 305 MBbl/d volume increase, driven primarily by continued development of the East Stateline assets acquired in May 2024 and increased organic commercial growth and completion activity, and an increase of $10.5 million related to higher prices for produced water volumes handled;
•
an increase of $4.0 million in skim oil revenues primarily due to a $7.6 million increase related to increased produced water handling volume and higher skim recoveries per barrel of water handled, partially offset $3.6 million due to declining commodity prices; and
•
an increase of $10.4 million due to a 53 MBbl/d volume increase and an increase of $1.0 million in skim oil revenues due to the WaterBridge Combination.

Water Solutions Revenues

Water solutions revenues increased $8.0 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily due to:

•
an increase of $7.3 million due to a 37 MBbl/d treated water volume increase and a 39 MBbl/d untreated water volume increase attributable to higher demand used in conjunction with upstream drilling and completion activity partially offset by a decrease of $4.3 million related to lower average price due to lower weighting of treated recycled water sales volumes to untreated recycled water volumes and a change in customer mix;

•
an increase of $4.6 million due to a 24 MBbl/d brackish water volume increase related to brackish water supply assets acquired in May 2024 and an increase of $0.2 million related to higher prices for brackish water; and
•
an increase of $0.2 million due to brackish water volume increase due to the WaterBridge Combination.

Other Revenues. Other revenues decreased $3.8 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 due to the divestment of crude gathering and transportation assets in March 2025 resulting in lower revenue of $5.3 million partially offset by $1.2 million of waste reclamation revenue and $0.3 million of gas transport revenue attributable to the WaterBridge Combination.

Direct Operating Costs. Direct operating costs increased $42.1 million, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 of which $4.6 million is due to the WaterBridge Combination. The overall increase is primarily attributable to higher royalty expense of $17.9 million, site utilities and power of $11.4 million, personnel-related expenses of $6.4 million, third-party offload expenses of $1.4 million, chemicals and well intervention of $1.7 million, waste disposal expenses of $0.8 million, property taxes of $0.8 million, insurance expense of $0.6 million, and production tax on skim oil sales of $0.5 million associated with increased water handling volume. The higher operating costs are directly correlated to higher water volumes handled or recycled and scaling of the business with no material change in the overall operating costs per barrel.

Depreciation, amortization and accretion. Depreciation, amortization and accretion increased $15.3 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 of which $7.6 million is due to the WaterBridge Combination. The overall increase is primarily due to an increase of $8.7 million in depreciation expense related to continued high levels of capital investment activity and an increase in amortization expense associated with intangible assets and asset retirement obligations related to the East Stateline ranch acquisition of $2.3 million and the WaterBridge Combination of $4.1 million.

	Nine Months Ended September 30,		Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
General and administrative expense, excluding share-based compensation	$20,771	$17,603	$3,168	18%
Share-based compensation	2,408	9,369	(6,961)	(74)%
Total general and administrative expense	$23,179	$26,972	$(3,793)	(14)%

General and administrative expense. General and administrative expense, excluding shared-based compensation expense, increased by $3.2 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily attributable to increased allocation of corporate shared services costs of $2.7 million and direct employee payroll expenses of $0.5 million as a result of the WaterBridge Combination.

Share-based compensation expense. Share-based compensation expense decreased $7.0 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease is primarily attributable to the change in the fair value of the NDB Incentive Units accounted for as liability awards during the nine months ended September 30, 2024 of $8.5 million, partially offset by amortization of $1.5 million related to new NDB Incentive Unit equity awards granted during the nine months ended September 30, 2025.

Share-based compensation consists of the NDB Incentive Units. Prior to July 1, 2024, NDB Incentive Units were classified as liability awards at NDB LLC and shared-based compensation expense reflects the impacts of change in the liability remeasurement allocated to us. Effective July 1, 2024, the governing agreements were modified resulting in the NDB Incentive Units now being accounted for as equity awards. This was considered as a modification under Accounting Standards Topic 718, Compensation — Stock Compensation (“ASC 718”). See Note 9 — Share-Based Compensation within the notes of the unaudited condensed consolidated financial statements. Any distributions associated with NDB Incentive Units are borne solely by NDB LLC and not by us. Distributions attributable to NDB Incentive Units are based on returns received by the investors of such entities once certain return thresholds have been met and are neither an obligation of the Company nor taken into consideration for distributions to investors in the Company.

Loss (gain) on disposal of assets. Loss (gain) on disposal of assets increased $12.0 million primarily due to the sale of crude gathering and transportation assets during the nine months ended September 30, 2025 as compared to no such material sales of assets during the nine months ended September 30, 2024.

Other operating expense (income), net. Other operating expense (income), net, increased $6.7 million to expense of $3.8 million for the nine months ended September 30, 2025 as compared to income of $2.9 million for the nine months ended September 30, 2024 primarily due to lower income of $3.8 million associated with the release of a historical sales tax liability related to a legacy acquisition during the nine months ended September 30, 2024, as compared to higher transaction expenses of $2.6 million associated with WaterBridge Combination and plugging and abandonment expenses of $0.9 million, partially offset by lower litigation settlement expense of $0.6 million during the nine months ended September 30, 2025.

	Nine Months Ended September 30,		Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
Interest expense on credit facilities	$43,783	$33,499	$10,284	31%
Amortization of debt issuance costs	3,379	4,699	(1,320)	(28)%
Commitment fees	253	248	5	2%
Interest on other	255	394	(139)	(35%)
Total interest cost	47,670	38,840	8,830	23%
Interest income	(50)	-	(50)	0%
Capitalized interest on credit facilities	(4,060)	-	(4,060)	100%
Total interest expense, net	$43,560	$38,840	$4,720	12%

Interest expense, net. Interest expense, net, increased $4.7 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily due to higher total indebtedness, which resulted in an additional $10.2 million in interest expense. This increase was driven by borrowings used to fund asset acquisitions and capital expenditures related to the continued expansion of our produced water handling infrastructure network. This is partially offset by capitalized interest of $4.1 million associated with a large capital project. Additionally, debt issuance cost amortization decreased $1.3 million due a $2.5 million write-off during the nine months ended September 30, 2024 related to amending our NDB Revolving Credit Facility partially offset by higher debt issuance costs of $1.2 million related to amortization associated with our term loan facility entered into in May 2024. See “— Liquidity and Capital Resources” for additional information regarding the Company’s debt instruments and interest expense.

The Period July 1, 2025 through September 16, 2025 Compared to Three Months Ended September 30, 2024

WaterBridge Equity Finance LLC

	For the Period July 1, 2025 through September 16,	Three Months Ended September 30,	Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
(in thousands)	(unaudited)
Revenues:
Produced water handling	$73,457	$78,686	$(5,229)	(7)%
Water solutions	1,309	2,114	(805)	(38)%
Other revenues	1,533	1,825	(292)	(16)%
Total revenues	76,299	82,625	(6,326)	(8)%

Direct operating costs	29,270	28,682	588	2%
Depreciation, amortization and accretion	23,676	27,578	(3,902)	(14)%
Total cost of revenues	52,946	56,260	(3,314)	(6)%

General and administrative (income) expense	(17,262)	6,067	(23,329)	(385)%
Other operating expense, net	3,182	1,299	1,883	145%
Operating income	37,433	18,999	18,434	97%

Interest expense, net	25,369	31,698	(6,329)	(20)%
Other income, net	(884)	(696)	(188)	27%
Income (loss) from operations before taxes	12,948	(12,003)	24,951	(208)%

Income tax (benefit) expense	(11)	11	(22)	(200)%
Net income (loss)	$12,959	$(12,014)	$24,973	(208)%

Operating Metrics

The amount of revenue we generate depends primarily on the volumes of water that we handle for, sell to or transfer for our customers.

The table below provided operational and financial data by revenue stream for the periods indicated.

	For the Period July 1, 2025 through September 16,	Three Months Ended September 30,	Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
Volumes: (MBbl/d)
Produced water handling (1)	1,206	1,112	94	8%
Water solutions
Recycled produced water	22	48	(26)	(54)%
Brackish water	20	24	(4)	(17)%
Total water solutions	42	72	(30)	(42)%
Total	1,248	1,184	64	5%

Operating metrics: ($/Bbl) (2)
Produced water handling	$0.78	$0.77	$0.01	1%
Water solutions	$0.40	$0.32	$0.08	25%
Total revenues (3)	$0.77	$0.74	$0.03	4%
Direct operating costs	$0.30	$0.26	$0.04	15%
Gross margin (4)	$0.24	$0.24	$-	0%
Adjusted Operating Margin (5)	$0.47	$0.48	$(0.01)	(2)%

(1)
Produced water handling volumes do not include skim oil volumes.
(2)
Operating metrics ($/Bbl) are calculated independently, and the sum of individual amounts may not equal the total presented due to rounding.
(3)
Total Revenues ($/Bbl) does not include Other Revenues.
(4)
Gross margin ($/Bbl) is calculated as Total revenues less Total cost of revenues.
(5)
Adjusted Operating Margin ($/Bbl) is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for more information regarding these non-GAAP financial measures and reconciliations to the most comparable GAAP measures.

The table below provides operational and financial data related to skim oil volumes recovered for the periods indicated.

	For the Period July 1, 2025 through September 16,	Three Months Ended September 30,	Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
Skim oil volumes (Bbl/d)	1,398	997	401	40%
Skim oil realization (1)	0.12%	0.09%	0.03%	33%
Skim oil realized price ($/Bbl) (2)	$62.63	$71.03	$(8.40)	(12)%

(1)
Skim oil realization is calculated as skim oil revenue divided by produced water handling volumes.
(2)
Realized skim oil pricing is net of certain industry customary deductions.

Revenues

Produced Water Handling Revenues

The table below provides financial data by produced water handling revenue stream and related unit prices for the periods indicated.

	For the Period July 1, 2025 through September 16,	Three Months Ended September 30,	Amount of Increase	Percentage
Revenues (in thousands):	2025	2024	(Decrease)	Change
Produced water handling revenues	$66,628	$72,170	$(5,542)	(8)%
Skim oil revenues	6,829	6,516	313	5%
Total produced water handling revenues	$73,457	$78,686	$(5,229)	(7)%

Unit prices: ($/Bbl)
Produced water handling revenues	$0.71	$0.71	$-	0%
Skim oil revenues (1)	$0.07	$0.06	$0.01	17%
Total produced water handling revenues	$0.78	$0.77	$0.01	1%

(1)
Skim oil realization is calculated as skim oil revenue divided by produced water handling volumes.

Produced water handling revenues decreased $5.2 million for the period July 1, 2025 through September 16, 2025 as compared to the three months ended September 30, 2024 primarily attributable to the WaterBridge Combination contributing to:

•
an increase of $0.3 million related to higher prices for produced water volumes handled;
•
an increase of $0.3 million in skim oil revenues primarily due to a $1.2 million increase related to higher skim recoveries per barrel of water handled, partially offset by $0.9 million due to lower realized prices due to commodity prices; and
•
a decrease of $5.8 million due to lower volume of 14.6 MMbbl attributable to the partial month in September 2025 related to the WaterBridge Combination, partially offset by an increase of 94 MBbl/d during the pre-WaterBridge Combination period as compared to the prior period.

Water Solutions Revenues

Water solutions revenues decreased $0.8 million for the period July 1, 2025 through September 16, 2025 as compared to the three months ended September 30, 2024 primarily attributable to the WaterBridge Combination contributing to:

•
a decrease of $0.3 million due to a 4 MBbl/d brackish water volume decrease related to lower demand used in conjunction with upstream drilling and completion activity and a decrease of $0.1 million related to lower prices for brackish water; and
•
a decrease of $0.6 million due to a 9 MBbl/d treated water volume decrease and a 17 MBbl/d untreated water volume decrease attributable to lower demand used in conjunction with upstream drilling and completion activity, partially offset by an increase of $0.2 million related to higher prices.

Other revenues. Other revenues decreased $0.3 million for the period July 1, 2025 through September 16, 2025 as compared to the three months ended September 30, 2024 primarily attributable to the WaterBridge Combination contributing to lower gas volume transported.

Direct Operating Costs. Direct operating costs increased $0.6 million, or $0.03 per barrel, for the period July 1, 2025 through September 16, 2025 as compared to the three months ended September 30, 2024. The overall increase is primarily attributable to site utilities and power of $1.1 million due to increasing energy costs, partially offset by lower royalty expense of $0.3 million and waste disposal expenses of $0.3 million. The increase in operating costs per barrel are primarily associated with higher energy costs at produced water handling pipelines and facilities.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense decreased $3.9 million for the period July 1, 2025 through September 16, 2025 as compared to the three months ended September 30, 2024, primarily attributable to the WaterBridge Combination.

	For the Period July 1, 2025 through September 16,	Three Months Ended September 30,	Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
General and administrative expense, excluding share-based compensation	$5,515	$6,123	$(608)	(10)%
Share-based compensation	(22,777)	(56)	(22,721)	40,573%
Total general and administrative (income) expense	$(17,262)	$6,067	$(23,329)	(385)%

General and administrative expense. General and administrative expense, excluding share-based compensation expense, decreased by $0.6 million for the period July 1, 2025 through September 16, 2025 as compared to the three months ended September 30, 2024.

Share-based compensation expense. Share-based compensation expense decreased $22.7 million for the period July 1, 2025 through September 16, 2025 as compared to the three months ended September 30, 2024. The decrease is attributable to the final fair value remeasurement related to the WBR Incentive Units and WB II Incentive Units accounted for as liability awards. On September 18, 2025, the WBR Incentive Units and WB II Incentive Units were either cancelled or reclassified into common equity of the issuing entity and are no longer outstanding as of such date. See Note 8 — Share-Based Compensation within the notes to the WBEF unaudited condensed consolidated financial statements for additional information.

Other operating expense, net. Other operating expense, net, increased $1.9 million for the period July 1, 2025 through September 16, 2025 as compared to the three months ended September 30, 2024. The increase was primarily attributable to transaction expenses related to the WaterBridge Combination.

	For the Period July 1, 2025 through September 16,	Three Months Ended September 30,	Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
Interest expense on credit facilities	$23,432	$29,563	$(6,131)	(21%)
Amortization of debt issuance costs	1,934	2,400	(466)	(19%)
Commitment fees	85	128	(43)	(34%)
Interest on other	105	(112)	217	(194%)
Total interest cost	25,556	31,979	(6,423)	(20%)
Interest income	(187)	(281)	94	(33%)
Total interest expense, net	$25,369	$31,698	$(6,329)	(20%)

Interest expense, net. Interest expense, net, decreased $6.3 million for the period July 1, 2025 through September 16, 2025 as compared to the three months ended September 30, 2024. The decrease is primarily attributable to lower SOFR interest rate associated with the SDB Term Loan along with a partial month in September 2025 as a result of the WaterBridge Combination.

The Period January 1, 2025 through September 16, 2025 Compared to Nine Months Ended September 30, 2024

WaterBridge Equity Finance LLC

	For the Period January 1, 2025 through September 16,	Nine Months Ended September 30,	Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
(in thousands)	(unaudited)
Revenues:
Produced water handling	$229,353	$239,371	$(10,018)	(4)%
Water solutions	8,327	6,058	2,269	37%
Other revenues	4,954	5,041	(87)	(2)%
Total revenues	242,634	250,470	(7,836)	(3)%

Direct operating costs	92,785	89,856	2,929	3%
Depreciation, amortization and accretion	82,974	83,009	(35)	(0)%
Total cost of revenues	175,759	172,865	2,894	2%

General and administrative expense	1,678	29,992	(28,314)	(94)%
Other operating expense, net	4,810	1,176	3,634	309%
Operating income	60,387	46,437	13,950	30%

Interest expense, net	79,710	104,847	(25,137)	(24)%
Other income, net	(2,421)	(1,912)	(509)	27%
Loss from operations before taxes	(16,902)	(56,498)	39,596	(70)%

Income tax (income) expense	(40)	19	(59)	(311)%
Net loss	$(16,862)	$(56,517)	$39,655	(70)%

Operating Metrics

The amount of revenue we generate depends primarily on the volumes of water that we handle for, sell to or transfer for our customers.

The table below provided operational and financial data by revenue stream for the periods indicated.

	For the Period January 1, 2025 through September 16,	Nine Months Ended September 30,	Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
Volumes: (MBbl/d)
Produced water handling (1)	1,144	1,131	13	1%
Water solutions
Recycled produced water	57	66	(9)	(14)%
Brackish water	21	13	8	62%
Total water solutions	78	79	(1)	(1)%
Total	1,222	1,210	12	1%

Operating metrics: ($/Bbl) (2)
Produced water handling	$0.77	$0.77	$-	0%
Water solutions	$0.41	$0.28	$0.13	46%
Total revenues (3)	$0.75	$0.74	$0.01	1%
Direct operating costs	$0.29	$0.27	$0.02	7%
Gross margin (4)	$0.21	$0.23	$(0.02)	(9)%
Adjusted Operating Margin (5)	$0.46	$0.47	$(0.01)	(2)%

(1)
Produced water handling volumes do not include skim oil volumes.
(2)
Operating metrics ($/Bbl) are calculated independently, and the sum of individual amounts may not equal the total presented due to rounding.
(3)
Total Revenues ($/Bbl) does not include Other Revenues.
(4)
Gross margin ($/Bbl) is calculated as Total revenues less Total cost of revenues.
(5)
Adjusted Operating Margin ($/Bbl) is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for more information regarding these non-GAAP financial measures and reconciliations to the most comparable GAAP measures.

The table below provides operational and financial data related to skim oil volumes recovered for the periods indicated.

	For the Period January 1, 2025 through September 16,	Nine Months Ended September 30,	Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
Skim oil volumes (Bbl/d)	1,165	969	196	20%
Skim oil realization (1)	0.10%	0.09%	0.01%	11%
Skim oil realized price ($/Bbl) (2)	$63.45	$74.02	$(10.57)	(14)%

(1)
Skim oil realization is calculated as skim oil revenue divided by produced water handling volumes.
(2)
Realized skim oil pricing is net of certain industry customary deductions.

Revenues

Produced Water Handling Revenues

The table below provides financial data by produced water handling revenue stream and related unit prices for the periods indicated.

	For the Period January 1, 2025 through September 16,	Nine Months Ended September 30,	Amount of Increase	Percentage
Revenues (in thousands):	2025	2024	(Decrease)	Change
Produced water handling revenues	$210,208	$219,716	$(9,508)	(4)%
Skim oil revenues	19,145	19,655	(510)	(3)%
Total produced water handling revenues	$229,353	$239,371	$(10,018)	(4)%

Unit prices: ($/Bbl)
Produced water handling revenues	$0.71	$0.71	$-	0%
Skim oil revenues (1)	$0.06	$0.06	$-	0%
Total produced water handling revenues	$0.77	$0.77	$-	0%

(1)
Skim oil realization is calculated as skim oil revenue divided by produced water handling volumes.

Produced water handling revenues decreased $10.0 million for the period January 1, 2025 through September 16, 2025 as compared to the nine months ended September 30, 2024 primarily attributable to the WaterBridge Combination contributing to:

•
an increase of $0.3 million related to higher prices for produced water volumes handled;
•
a decrease of $0.5 million in skim oil revenues primarily due to $3.2 million decrease related to declining commodity pricing partially offset by $2.7 million due to higher skim recoveries per barrel of water handled; and
•
a decrease of $9.8 million due to lower volume of 14.6 MMbbl attributable to the partial month in September 2025 related to the WaterBridge Combination, partially offset by an increase of 13 MBbl/d during the pre-WaterBridge Combination period as compared to the prior period.

Water Solutions Revenues

Water solutions revenues increased $2.3 million for the period January 1, 2025 through September 16, 2025 as compared to the nine months ended September 30, 2024 primarily due to:

•
an increase of $1.0 million due to an 8 MBbl/d brackish water volume increase related to higher demand used in conjunction with upstream drilling and completion activity, and an increase of $0.2 million related to higher prices for brackish water; and
•
an increase of $1.8 million related to higher prices, partially offset by a decrease of $0.7 million due to an 11 MBbl/d untreated water volume decrease partially offset by a 2 MBbl/d treated water volume increase with the net decrease attributable to lower demand used in conjunction with upstream drilling and completion activity.

Direct Operating Costs. Direct operating costs increased by $2.9 million, or $0.02 per barrel, for the period January 1, 2025 through September 16, 2025 as compared to the nine months ended September 30, 2024. The increase is primarily attributable to site utilities and power of $2.3 million due to increasing energy costs and third-party offload expenses of $0.4 million due to certain pipeline capacity constraints during periods of high customer flowback volume. The increase in operating costs per barrel are primarily associated with higher energy costs at produced water handling pipelines and facilities.

	For the Period January 1, 2025 through September 16,	Nine Months Ended September 30,	Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
General and administrative expense, excluding share-based compensation	$17,059	$21,981	$(4,922)	(22)%
Share-based compensation	(15,381)	8,011	(23,392)	(292)%
Total general and administrative expense	$1,678	$29,992	$(28,314)	(94)%

General and administrative expense. General and administrative expense, excluding share-based compensation expense, decreased by $4.9 million for the period January 1, 2025 through September 16, 2025 as compared to the nine months ended September 30, 2024. The decrease was primarily attributable to increased corporate shared service allocation to affiliate companies of $5.4 million, partially offset by lower capitalized overhead of $0.4 million.

Share-based compensation expense. Share-based compensation expense decreased $23.4 million for the period January 1, 2025 through September 16, 2025 as compared to the nine months ended September 30, 2024. The decrease is attributable to the final fair value remeasurement related to the WBR Incentive Units and WB II Incentive Units accounted for as liability awards. On September 18, 2025, the WBR Incentive Units and WB II Incentive Units were either cancelled or reclassified into common equity of the issuing entity and are no longer outstanding as of such date. See Note 8 — Share-Based Compensation within the notes to the WBEF unaudited condensed consolidated financial statements for additional information.

Other operating expense, net. Other operating expense, net, increased $3.6 million for the period January 1, 2025 through September 16, 2025 as compared to the nine months ended September 30, 2024. This increase was primarily attributable to transaction expenses of $3.1 million associated with the WaterBridge Combination, and $0.5 million related to a casualty loss associated with a lightning strike at a produced water handling facility that occurred during the nine months ended September 30, 2025.

	For the Period January 1, 2025 through September 16,	Nine Months Ended September 30,	Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
Interest expense on credit facilities	$75,695	$93,494	$(17,799)	(19)%
Amortization of debt issuance costs	6,528	11,224	(4,696)	(42)%
Commitment fees	335	338	(3)	(1%)
Interest on other	483	574	(91)	(16)%
Total interest cost	83,041	105,630	(22,589)	(21)%
Interest income	(667)	(783)	116	15%
Capitalized interest on credit facilities	(2,664)	-	(2,664)	100%
Total interest expense, net	$79,710	$104,847	$(25,137)	(24)%

Interest expense, net. Interest expense, net, decreased $25.1 million for the period January 1, 2025 through September 16, 2025 as compared to the nine months ended September 30, 2024. The decrease is primarily attributable to lower SOFR interest rate associated with the SDB Term Loan of $17.8 million, debt issuance costs write-off of $3.9 million related to a repricing amendment completed in June 2024, and $2.7 million of capitalized interest related to a large, non-operated produced water infrastructure project. Additionally, the write-off of debt issuance cost related to the SDB Term Loan amendment results in lower debt issuance costs amortization of $0.8 million for the nine months ended September 30, 2025 as compared to nine months ended September 30, 2024.

Non‑GAAP Financial Measures

Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Operating Margin and Adjusted Operating Margin per Barrel are supplemental non-GAAP measures that we use to evaluate current, past and expected future performance. Although these non-GAAP financial measures are important factors in assessing our operating results, they should not be considered in isolation or as a substitute for net income or gross margin or any other measures presented under GAAP.

The following table sets forth a reconciliation for WaterBridge of net income and net income margin as determined in accordance with GAAP to Adjusted EBITDA and Adjusted EBITDA Margin, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$4,756	$3,305	$13,592	$2,463
Adjustments:
Depreciation, depletion, amortization, and accretion(1)	30,373	20,356	73,301	57,956
Interest expense, net	19,335	15,668	43,560	38,840
Income tax (benefit) expense	(366)	114	(277)	252
EBITDA	$54,098	$39,443	$130,176	$99,511
Adjustments:
Transaction related-expenses(2)	2,309	120	3,126	438
Share-based compensation - NDB Incentive Units(3)	997	697	2,379	9,408
Share-based compensation - RSUs	214	-	214	-
Temporary power costs	580	(46)	1,014	339
Gain (loss) on disposal of assets, net	141	92	11,832	(287)
Litigation settlements and expenses(4)	-	1,169	-	2,186
Non-recurring tax gain(5)	-	-	-	(4,411)
Asset integration costs	-	311	-	911
Other(6)	386	147	1,406	290
Adjusted EBITDA	$58,725	$41,933	$150,147	$108,385

Total revenues	$123,250	$89,803	$316,672	$229,088
Net income margin	4%	4%	4%	1%
Adjusted EBITDA Margin	48%	47%	47%	47%

(1)
Includes the amortization expense associated with the Company’s favorable produced water handling contract as reported in Produced Water Handling revenues.
(2)
Transaction related-expenses consist of non-capitalizable transaction costs associated with corporate reorganization and non-capitalizable IPO-related charges.
(3)
Share-based compensation - NDB Incentive Units for the three and nine months ended September 30, 2024 consist of $0.7 million related to the NDB Incentive Units subsequent to July 1, 2024, and $8.7 million related to the NDB Incentive Units prior to July 1, 2024, respectively. Prior to July 1, 2024, NDB Incentive Units were liability awards resulting in periodic fair value remeasurement.
(4)
Litigation settlements and expenses consist of non-recurring costs incurred not in the ordinary course of business. Routine litigation has not been adjusted.
(5)
Non-recurring tax gain represents the release of a liability associated with transaction taxes recorded in conjunction with a historical acquisition.
(6)
Other consists of debt modification costs, abandoned well costs, abandoned project costs and other non-cash or non-recurring items.

The following table sets forth a reconciliation for WaterBridge of gross margin and gross margin per barrel as determined in accordance with GAAP to Adjusted Operating Margin and Adjusted Operating Margin per Barrel for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in thousands, except per barrel data)
Total revenues	$123,250	$89,803	$316,672	$229,088
Cost of revenues	(88,255)	(62,869)	(221,261)	(163,909)
Gross margin	34,995	26,934	95,411	65,179
Less: Other revenues	(1,460)	(2,040)	(2,688)	(6,527)
Adjusted gross margin (1)	33,535	24,894	92,723	58,652
Depreciation, depletion, amortization, and accretion(2)	30,373	20,356	73,301	57,956
Adjusted Operating Margin	$63,908	$45,250	$166,024	$116,608
Total volumes(3) (MBbls)	164,560	118,926	435,804	311,041
Gross margin ($/Bbl)	$0.21	$0.23	$0.22	$0.21
Adjusted Operating Margin ($/Bbl)	$0.39	$0.38	$0.38	$0.37

(1)
Adjusted gross margin is calculated as produced water handling and water solutions revenues less cost of revenues.
(2)
Includes the amortization expense associated with the Company’s favorable produced water handling contract as reported in Produced Water Handling revenues.
(3)
Total volumes excludes skim oil volumes.

The following table sets forth a reconciliation for WBEF of gross margin and gross margin per barrel as determined in accordance with GAAP to Adjusted Operating Margin and Adjusted Operating Margin per Barrel for the periods indicated.

	For the Period July 1, 2025 through September 16, 2025	Three Months Ended September 30, 2024	For the Period January 1, 2025 through September 16, 2025	Nine Months Ended September 30, 2024
(Dollars in thousands, except per barrel data)
Total revenues	$76,299	$82,625	$242,634	$250,470
Cost of revenues	(52,946)	(56,260)	(175,759)	(172,865)
Gross margin	23,353	26,365	66,875	77,605
Less: Other revenues	(1,533)	(1,825)	(4,954)	(5,041)
Adjusted gross margin (1)	21,820	24,540	61,921	72,564
Depreciation, amortization, and accretion (2)	23,938	27,881	83,874	83,980
Adjusted Operating Margin	$45,758	$52,421	$145,795	$156,544
Total volumes(3) (MBbls)	97,302	108,915	316,437	331,523
Gross margin ($/Bbl)	$0.24	$0.24	$0.21	$0.23
Adjusted Operating Margin ($/Bbl)	$0.47	$0.48	$0.46	$0.47

(1)
Adjusted gross margin is calculated as produced water handling and water solutions revenues less cost of revenues.
(2)
Includes the amortization expense associated with the Company’s favorable produced water handling contract as reported in Produced Water Handling revenues.
(3)
Total volumes excludes skim oil volumes.

Liquidity and Capital Resources

Overview

Historically, our predecessor’s primary sources of liquidity have been capital contributions from their respective members, cash flows from operating activities and borrowings under their existing credit facilities. Following the completion of the IPO, our primary sources of liquidity are cash flows from operating activities and, if required, proceeds from borrowings under our credit facilities. Our primary liquidity and capital requirements will be for our operating expenses, servicing of our debt, the payment of dividends to our shareholders, if any, general company needs and investing in our business. We believe that we are able to fully fund our ongoing capital expenditures, working capital requirements and other capital needs through cash on hand and cash flows from our operating activities for at least twelve months from the date of this Quarterly Report and over the longer term. However, we may choose to use borrowings under our credit facilities to finance our operating and investing activities in the future and may also need to raise additional capital in the future to support our operations. See “— Debt Instruments” for more information.

We strive to maintain financial flexibility and proactively monitor potential capital sources, including equity and debt financing, to meet our target liquidity and capital requirements. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced and we could be required to seek alternative financing sources. As of September 30, 2025, we had a surplus in working capital, defined as current assets less current liabilities, of $390.1 million, and cash and cash equivalents of $346.6 million. As of December 31, 2024, we had a surplus in working capital of $36.9 million and cash and cash equivalents of $13.3 million.

Contractual Obligations and Other Commitments

We are a party to contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the unaudited condensed consolidated balance sheet as of September 30, 2025, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business and minimum royalty payments.

Cash Flows

The following tables summarizes WaterBridge’s cash flow for the periods indicated:

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

	Nine Months Ended September 30,		Amount of Increase	Percentage
(in thousands)	2025	2024	(Decrease)	Change
Consolidated Statement of Cash Flow Data:	(unaudited)
Net cash provided by operating activities	$71,515	$64,618	$6,897	11%
Net cash used in investing activities	(129,529)	(291,392)	161,863	(56)%
Net cash provided by financing activities	391,379	227,981	163,398	72%
Net increase in cash and cash equivalents	$333,365	$1,207	$332,158	27,519%

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $6.9 million. The increase was attributable to cash flow related to higher net income, net of non-cash items, of $28.1 million primarily related to increased volumes driven by East Stateline assets acquired and organic commercial growth during the nine months ended September 30, 2025. Additionally, changes in working capital, other than cash, resulted in a decrease of $21.2 million primarily due to changes in accrued expenses primarily related to interest paid on the SDB Term Loan subsequent to the WaterBridge Combination.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased $161.9 million. The decrease was primarily driven by $205.7 million in lower acquisition and acquisition-related expenditures, net of cash, for the nine months ended September 30, 2025, and increased proceeds from the sale of assets of $19.9 million primarily related to the sale of the crude gathering and transportation assets during the nine months ended September 30, 2025. This was partially offset by a $61.3 million increase in capital expenditures, inclusive of changes in associated working capital items, required to service our produced water handling contracts and volume, and expansion of our infrastructure network.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $163.4 million. Net cash provided by financing activities for the nine months ended September 30, 2025, consisted of $683.0 million of proceeds from the IPO, net of underwriting discounts and commissions and offering expenses, and contributions by member of $20.1 million prior to the IPO, offset by a $228.2 million purchase of OpCo equity interests and $82.7 million of debt repayments, net of borrowings and debt issuance costs.

Net cash provided by financing activities for the nine months ended September 30, 2024, consisted of $228.8 million of debt borrowings, net of repayments and debt issuance costs.

Cash Flows

The following tables summarizes our cash flow for the periods indicated for WBEF:

For the Period January 1, 2025 through September 16, 205 Compared to the Nine Months Ended September 30, 2024

	For the Period January 1, 2025 through September 16,	Nine Months Ended September 30,	Amount of Increase	Percentage
(in thousands)	2025	2024	(Decrease)	Change
Consolidated Statement of Cash Flow Data:	(unaudited)
Net cash provided by operating activities	$74,899	$36,637	$38,262	104%
Net cash used in investing activities	(73,291)	(13,344)	(59,947)	449%
Net cash used in financing activities	(9,789)	(22,964)	13,175	(57)%
Net (decrease) increase in cash and cash equivalents	$(8,181)	$329	$(8,510)	(2,587)%

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $38.3 million. The increase was attributable to cash flow related to higher net income, net of non-cash items, of $11.8 million primarily related to lower interest expense for the period January 1, 2025 through September 16, 2025. Additionally, changes in working capital items, other than cash, resulted in an increase of $26.5 million, primarily higher accrued expenses related to timing of interest paid on the SDB Term Loan subsequent to the WaterBridge Combination partially offset by lower accounts receivable related to timing of customer payments and revenues.

Net Cash Used in Investing Activities. Net cash used in investing activities increased $59.9 million. The increase was primarily attributable to higher capital expenditures, inclusive of changes in associated working capital items, of $61.4 million primarily related to expansion of our non-operated JOA infrastructure network.

Net Cash Provided by Financing Activities. Net cash used in financing activities decreased $13.2 million. Net cash used in financing activities for the period January 1, 2025 through September 16, 2025, consisted of $13.3 million distributions paid to Series A preferred unit holders, $3.0 million related to contingent consideration payments, and $2.4 million in deferred offering costs. This was partially offset by $8.9 million in proceeds from debt, net of repayments and debt issuance costs.

Net cash used in financing activities during the nine months ended September 30, 2024, consisted of $15.0 million in note repayments associated with WBEF's Series A-1 preferred units, $4.4 million distributions paid to Series A preferred unit holders, $2.6 million in repayments of debt, inclusive of debt issuance costs and net of proceeds, and $0.9 million related to contingent consideration payments.

Term Loans

NDB Term Loan

On May 10, 2024, NDB Operating entered into a $575.0 million term loan facility (the “NDB Term Loan”) with a maturity date of May 10, 2029. On September 19, 2025, the NDB Term Loan was assumed by WaterBridge Midstream Operating LLC (“WaterBridge Midstream”), a subsidiary of the Company. The NDB Term Loan is secured by a first-priority lien on substantially all assets of WaterBridge Midstream and its subsidiaries. The NDB Term Loan is also fully and unconditionally guaranteed by OpCo, WaterBridge Operating LLC (“WaterBridge Operating”), a direct subsidiary of OpCo, and each of WaterBridge Midstream's subsidiaries.

We may elect for outstanding borrowings under the NDB Term Loan to accrue interest at a rate based on either (i) a forward-looking term rate based on the secured overnight financing rate (“Term SOFR” and loans accruing interest based on Term SOFR, “Term SOFR Loans”), or (ii) a customary base rate (“Base Rate” and loans accruing interest based on the Base Rate, “Base Rate Loans”), in each case plus an applicable margin. Term SOFR Loans bear interest at a rate equal to Term SOFR for the applicable interest period plus a margin of 4.25%. Interest on Term SOFR Loans is payable at the end of the applicable interest period. Base Rate Loans bear interest at a rate per annum equal to the highest of (i) the Federal Funds Rate, as in effect from time to time, plus 0.5%, (ii) the prime rate, as published by The Wall Street Journal from time to time, and (iii) Term SOFR for a one-month tenor plus 1.00%, in each case, plus a margin of 3.25%. Interest on Base Rate Loans is payable quarterly in arrears.

Pursuant to the NDB Term Loan, WaterBridge Midstream and its subsidiaries are required to comply with various financial and other covenants common to credit agreements, including (i) a minimum debt service coverage ratio of at least 1.10 to 1.00 as of the last day of each fiscal quarter, measured on a periodic basis, and (ii) restrictions on the ability to incur debt, grant liens, make dispositions, make distributions and dividends, engage in transactions with affiliates, and make investments.

WaterBridge Midstream is required to prepay loans under the NDB Term Loan in an amount equal to a portion of or all of WaterBridge Midstream's excess cash flow (“ECF”), as defined in the NDB Term Loan, within five days of delivering year-end financials, commencing with the fiscal year ending December 31, 2025. In the event ECF in any year is equal to or less than $5.0 million, no mandatory prepayment shall be required.

The NDB Term Loan contains customary events of default, including for the failure of WaterBridge Midstream or other loan parties to comply with the various financial, negative and affirmative covenants under the NDB Term Loan (subject to the cure provisions set forth therein). During the existence of an event of default, the agent may, or at the direction of the requisite lenders thereunder shall, terminate the commitments and/or declare all outstanding loans and accrued interest and fees under the NDB Term Loan to be immediately due and payable (among other available remedies).

The table below summarizes the amortization of debt issuance costs and interest expense associated with the NDB Term Loan which are included in interest expense, net, on the consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NDB Term Loan
Debt issuance costs amortization	$950	$902	$2,851	$1,488
Interest costs incurred	$12,091	$14,438	$36,165	$22,599
Weighted average interest rate	8.29%	9.83%	8.34%	9.83%

SDB Term Loan

On June 27, 2024, WaterBridge Midstream entered into $1.150 billion term loan facility (“SDB Term Loan”) with a maturity date of June 27, 2029. The SDB Term Loan is secured by a first-priority lien on substantially all assets of WaterBridge Midstream and its subsidiaries and a parent pledge of the equity interests of WaterBridge Midstream. The SDB Term Loan is also guaranteed by OpCo, WaterBridge Operating, and each of WaterBridge Midstream’s subsidiaries.

The principal amount under the SDB Term Loan may be funded as Term SOFR Loans or Base Rate Loans. We elect whether to borrow under the facility Term SOFR or Base Rate. There is currently one tranche of debt outstanding under the SDB Term Loan. Term SOFR Loans bear interest at a rate equal to a variable rate of Term SOFR for the applicable interest period plus a margin of 4.75%. Interest on Term SOFR Loans is payable at the end of the applicable interest period. Base Rate Loans bear interest at a rate per annum equal to the highest of (i) the Federal Funds Rate, as in effect from time to time, plus 0.5%, (ii) the prime rate, as published by The Wall Street Journal from time to time as the “bank prime loan” rate, and (iii) Term SOFR for a one-month tenor plus 1.00%, in each case, plus 3.75%. Interest on Base Rate Loans is payable quarterly.

Pursuant to the SDB Term Loan, WaterBridge Midstream and its subsidiaries are required to comply with various financial and other covenants common to credit agreements, including (i) a minimum debt service coverage ratio of at least 1.10 to 1.00 as of the last day of each fiscal quarter, measured on a periodic basis, and (ii) restrictions on the ability to incur debt, grant liens, make dispositions, make distributions and dividends, engage in transactions with affiliates, and make investments.

WaterBridge Midstream is required to prepay loans under the SDB Term Loan in an amount equal to a portion of or all of the Company’s ECF, as defined in the SDB Term Loan, within five days of delivering year-end financials, commencing with the fiscal year ending December 31, 2025. In the event ECF in any year is equal to or less than $5.0 million, no mandatory prepayment shall be required.

Debt issuance costs associated with the SDB Term Loan, as applicable, consist of fees incurred to secure the financing and are amortized over the life of the loan using a method which approximates the effective interest method as a direct deduction from the carrying amount of the related long-term debt. The table below summarizes the amortization of the debt premium and interest expense associated with the SDB Term Loan which are included in interest expense, net, on the consolidated statements of operations.

Period from September 17, 2025 through September 30, 2025
SDB Term Loan
Interest costs incurred	$4,134
Weighted average interest rate	9.31%

Under the Combination, the SDB Term Loan was recognized at its fair market value on September 17, 2025, with the difference between the principal amount of the SDB Term Loan and the fair market value of the SDB Term Loan being recognized at a premium which will be amortized over the remaining term of the SDB Term Loan.

Revolving Credit Facilities

NDB Revolving Credit Facility

	September 30, 2025	December 31, 2024
Total facility size	$100,000	$100,000
Less:
Outstanding balance	-	35,000
Letters of credit issued	-	-
Available commitment	$100,000	$65,000

Unamortized debt issuance costs (1)	$992	$1,145
(1)
Unamortized debt issuance costs are deferred and presented within prepaid expenses and other current assets, and other assets on the consolidated balance sheets.

On June 8, 2022, NDB Operating entered into a revolving credit facility (the “NDB Revolving Credit Facility”), which was subsequently amended to, among other things, decrease the total aggregate revolving commitment amount from $380.0 million to $100.0 million and extend the maturity date to June 8, 2027.

On September 19, 2025, in connection with the closing of the IPO, the outstanding borrowings under the NDB Revolving Credit Facility of $90.0 million were repaid with a portion of the net proceeds from the IPO.

The NDB Revolving Credit Facility was further amended on September 19, 2025 (the “NDB Amendment”) to (a) authorize WaterBridge Midstream to assume the obligations of NDB Operating under the NDB Revolving Credit Facility and be bound by all of the terms and provisions of the NDB Revolving Credit Facility (collectively, the “SDB Borrower Assumption”), (b) provide an unsecured guarantee from OpCo and WaterBridge Operating, and (c) require that the lenders party thereto to (i) consent to the WBR Specified Transaction (as defined in the NDB Amendment) and the SDB Borrower Assumption, (ii) permit the assumption and incurrence of the term loan obligations outstanding under the SDB Term Loan in an aggregate outstanding principal amount not to exceed $1,150 million, and (iii) permit the assumption and incurrence of the revolving commitments and loans outstanding under the SDB Revolving Credit Facility in an aggregate outstanding principal amount not to exceed $100 million.

The NDB Revolving Credit Facility provides for revolving borrowings up to the aggregate revolving commitment, subject to compliance with various financial and other covenants common in such agreements that apply to the Company and its subsidiaries, including (i) a maximum leverage ratio of 5.00:1.00 and a minimum interest coverage ratio of 1.10:1.00, in each case measured on a periodic basis, and (ii) restrictions on the ability to incur debt, grant liens, make dispositions, make distributions and dividends, engage in transactions with affiliates, or make investments.

We may elect to borrow principal amounts under the NDB Revolving Credit Facility as Term SOFR Loans or Base Rate Loans. Term SOFR Loans bear interest at a rate per annum equal to (i) Term SOFR for the applicable tenor plus 0.10% (“Adjusted Term SOFR”), plus the Term SOFR applicable margin (see table below), which such margin is determined by reference to the Company’s leverage ratio. Base Rate Loans bear interest at a rate per annum equal to the highest of (i) the rate of interest which the administrative agent announces from time to time as its prime lending rate, as in effect from time to time (the “Prime Rate”), (ii) the Federal Funds Rate plus 0.50%, (iii) Adjusted Term SOFR for a one-month tenor plus 1.00%, and (iv) zero percent, plus in each case, the Base Rate applicable margin (see table below), which margin is determined by reference to the Company’s leverage ratio.

Interest on all outstanding Base Rate Loans shall be payable quarterly in arrears. Interest on all outstanding SOFR Loans shall be payable on the last business day of each interest period. The Company also pays a commitment fee to each lender quarterly in arrears on the daily unused amount of the commitment of such lender under the NDB Revolving Credit Facility. The commitment fee is based on the Company’s leverage ratio then in effect.

The applicable margin on the interest rate, the commitment fees and the letter of credit fees are determined based on the Company’s leverage ratio. The applicable margin ranges are:

Term SOFR applicable margin	2.00% - 3.00%
Base Rate applicable margin	1.00% - 2.00%
Commitment fees	0.375% - 0.500%
Letter of credit fees	2.00% - 3.00%

Debt issuance costs associated with the NDB Revolving Credit Facility consist of fees incurred to secure the financing and are amortized over the life of the loan on a straight-line basis. The table below summarizes the amortization and write off of debt issuance costs, and interest expense associated with the NDB Revolving Credit Facility, which are included in interest expense, net, on the consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NDB Revolving Credit Facility
Debt issuance costs amortization	$128	$75	$365	$657
Debt issuance costs write off	$161	$-	$161	$2,554
Commitment fees	$44	$127	$189	$248
Interest costs incurred	$1,321	$11	$3,061	$11,078
Weighted average interest rate	7.92%	8.01%	8.05%	8.68%

SDB Revolving Credit Facility

September 30, 2025
Total facility size	$100,000
Less:
Outstanding balance	-
Letters of credit issued	-
Available commitment	$100,000

Unamortized debt issuance costs (1)	$1,037
(1)
Unamortized debt issuance costs are deferred and presented within prepaid expenses and other current assets, and other assets on the consolidated balance sheets.

On June 27, 2024, WaterBridge Midstream entered into a revolving credit facility with total aggregate commitments of $100.0 million, maturing on June 27, 2028 (the “SDB Revolving Credit Facility”).

On September 19, 2025, in connection with the closing of the IPO, the outstanding borrowings under the SDB Revolving Credit Facility of $25.0 million were repaid with a portion of the net proceeds from the IPO.

The SDB Revolving Credit Facility was amended (the “SDB Amendment”) on September 19, 2025 to (a) provide an unsecured guarantee from OpCo and WaterBridge Operating and (b) require that the lenders party thereto (i) consent to the WBR Specified Transaction (as defined in the SDB Amendment), (ii) permit the assumption and incurrence of the term loan obligations under the NDB Term Loan in an aggregate outstanding principal amount not to exceed $575 million, (iii) permit the assumption and incurrence of the revolving commitments and loans outstanding under the NDB Revolving Credit Facility in an aggregate outstanding principal amount not to exceed $100 million.

The SDB Revolving Credit Facility provides for revolving borrowings subject to compliance with various financial and other covenants common in such agreements that apply to the Company, including (i) a minimum debt service coverage ratio of 1.10:1.00 and a maximum net total leverage ratio of 5.00:1.00, in each case measured on a periodic basis, and (ii) restrictions on the ability to incur debt, grant liens, make dispositions, make distributions and dividends, engage in transactions with affiliates, or make investments.

The applicable margin on the interest rate, the commitment fees and the letter of credit fees are determined based on the Company’s leverage ratio. The applicable margin ranges are:

Term SOFR applicable margin	2.00% - 3.00%
Base Rate applicable margin	1.00% - 2.00%
Commitment fees	0.375% - 0.500%
Letter of credit fees	2.00% - 3.00%

Principal amounts borrowed under the SDB Revolving Credit Facility may be prepaid from time to time without penalty and any principal amounts outstanding on the maturity date, June 27, 2028, become due and payable on such date. At the Company’s election, principal amounts may be drawn under the SDB Revolving Credit Facility as Term SOFR Loans or Base Rate Loans. Term SOFR Loans bear interest at a rate equal to a variable rate of Term SOFR for the applicable interest period plus the Term SOFR applicable margin (see table above), which such margin is determined by reference to Borrower’s leverage ratio. Base Rate Loans bear interest at a rate per annum equal to the highest of (i) the rate of interest which the administrative agent announces from time to time as its prime lending rate, as in effect from time to time, (ii) the Federal Funds Rate, as in effect from time to time, plus 0.5%, (iii) the Term SOFR for a one-month tenor plus 1.0%, and (iv) 2.0%, in each case plus the Base Rate applicable margin (see table above), which such margin is determined by reference to the Company’s leverage ratio.

Interest on Base Rate Loans is payable quarterly in arrears. Interest on Term SOFR Loans is payable at the end of the applicable interest period. The Company also pays a commitment fee based on the applicable percentage of undrawn commitment amounts under the SDB Revolving Credit Facility.

Debt issuance costs associated with the SDB Revolving Credit Facility consist of fees incurred to secure the financing and are amortized over the life of the loan using a method which approximates the effective interest method. No interest was incurred on any borrowing under the SDB Revolving Credit Facility in the period disclosed. The table below summarizes the amortization of debt issuance costs, commitment fees and interest expense incurred associated with the SDB Revolving Credit Facility, which are included in interest expense, net, on the consolidated statements of operations.

Period from September 17, 2025 through September 30, 2025
SDB Revolving Credit Facility
Debt issuance costs amortization	$2
Commitment fees	$19
Interest costs incurred	$6
Weighted average interest rate	8.18%

OpCo Revolving Credit Facility

In connection with the issuance of the Notes, on October 6, 2025, OpCo closed the OpCo Credit Agreement by and among Truist Bank, as administrative agent, collateral agent and issuing bank, the lenders party thereto (collectively, the “Lenders”); Truist Securities, Inc., Wells Fargo Bank, N.A., Barclays Bank PLC, Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Bank OZK, as co-syndication agents; and Truist Securities, Inc., Wells Fargo Bank, N.A., Barclays Bank PLC, Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Bank OZK, as co-syndication agents, joint lead arrangers and joint book runners.

The OpCo Credit Agreement provides for a $500.0 million secured revolving credit facility. Borrowings under the OpCo Credit Agreement bear interest at the secured overnight financing rate for the selected interest period, plus an applicable margin that ranges from 2.00% - 3.00% (based on the then current consolidated net leverage ratio). The OpCo Credit Agreement also includes a base rate option with an applicable margin ranging from 1.00% - 2.00% (based on then current net leverage ratio).

In addition, the OpCo Credit Agreement requires OpCo to pay commitment fees on the unused commitments under the OpCo Credit Agreement ranging, depending on OpCo’s net total leverage ratio, from 0.375% to 0.500% per annum and customary agency fees.

The OpCo Credit Agreement contains certain affirmative and negative covenants customary for similar credit facilities. The OpCo Credit Agreement contains certain financial covenants that require OpCo to maintain as of the last day of each Test Period (as defined in the OpCo Credit Agreement) (a) a consolidated interest coverage ratio of no less than 2.50:1.00; (b) a consolidated net leverage ratio of not more than 5.00:1.00 (subject to a two full quarter step-up period of 5.25:1.00 upon the consummation of a material acquisition); and (c) a consolidated net senior secured leverage ratio of not more than 3.50:1.00. The OpCo Credit Agreement also contains customary events of defaults. The occurrence and continuation of an event of default would permit the Lenders to terminate their commitments to advance loans under the OpCo Credit Agreement, to require immediate repayment of any outstanding loans, including interest accrued, and all other obligations and amounts owed under the OpCo Credit Agreement and to require the outstanding letters of credit to be cash collateralized pursuant to and in accordance with the terms of the OpCo Credit Agreement.

Proceeds from borrowings under the OpCo Credit Agreement are available to be used for working capital and general corporate purposes. The maturity date of the OpCo Credit Agreement is the earliest to occur of (i) September 26, 2030, (ii) the date that is ninety-one (91) days prior to the earliest stated maturity of any loans under either the SDB Revolving Credit Facility or the NDB Revolving

Credit Facility, if, on such date, the outstanding principal amount of the loans exceeds $50.0 million, and (iii) the date that is ninety-one (91) days prior to the stated maturity of the Notes if, on such date, the outstanding principal amount of the Notes exceeds $50.0 million. On the applicable maturity date, the outstanding amount of loans and all other obligations under the OpCo Credit Agreement, if any, must be repaid in full.

October 2025 Senior Notes Issuance

On October 6, 2025, OpCo issued $825.0 million aggregate principal amount of 6.25% fixed-rate senior unsecured notes due 2030 and $600.0 million aggregate principal amount of 6.50% fixed-rate senior unsecured notes due 2033 in a private offering. Interest on the Notes is accrued and paid semi-annually on April 15 and October 15, commencing April 15, 2026.

In connection with the offering of the Notes, OpCo and each of the Guarantors (as defined below) entered into (i) an indenture, dated as of October 6, 2025 (the “2030 Notes Indenture”), with UMB Bank, N.A., as trustee, relating to the issuance of the 2030 Notes and (ii) an indenture, dated as of October 6, 2025 (the “2033 Notes Indenture” and, together with the 2030 Notes Indenture, the “Indentures”), with UMB Bank, N.A., as trustee, relating to the issuance of the 2033 Notes. The Indentures contain customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of dividends or similar restricted payments, undertaking transactions with OpCo’s unrestricted affiliates, and limitations on asset sales.

The Notes are guaranteed (the “Guarantees”), jointly and severally, on a senior unsecured basis by all of OpCo’s existing subsidiaries (collectively, the “Guarantors”).

At any time prior to October 15, 2027, OpCo may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 2030 Notes (including any additional notes) issued under the 2030 Indenture at a redemption price equal to 106.250% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with an amount of cash not greater than the net cash proceeds of one or more equity offerings. At any time prior to October 15, 2029, OpCo may also redeem all or a part of the 2030 Notes of such series at a redemption price equal to 100% of the principal amount of the notes redeemed plus the applicable premium set forth in the 2030 Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. OpCo may also redeem all or a part of the 2030 Notes at the redemption prices set forth in the 2030 Indenture, plus accrued and unpaid interest, if any, on the notes redeemed, to, but excluding, the applicable redemption date.

At any time prior to October 15, 2028, OpCo may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 2033 Notes (including any additional notes) issued under the 2033 Notes Indenture, at a redemption price of 106.500%, of the principal amount of the 2033 Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with an amount of cash not greater than the net cash proceeds of one or more equity offerings. At any time prior to October 15, 2030, OpCo may also redeem all or a part of the 2033 Notes, at a redemption price equal to 100% of the principal amount of the 2033 Notes redeemed plus the applicable premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. OpCo may also redeem all or a part of the 2033 Notes, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, on the notes redeemed, to, but excluding, the applicable redemption date.

If a Change of Control (as defined in the Indentures) occurs with respect to any series of notes (along with a downgrade of the notes by two rating agencies), OpCo may be required to offer to purchase the Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the purchase date.

The Notes and the Guarantees rank equally in right of payment with all of OpCo’s and the Guarantors’ existing and future senior indebtedness and senior to all of OpCo’s and the Guarantors’ future subordinated indebtedness. The Notes and the Guarantees are effectively subordinated in right of payment to all of OpCo’s and the Guarantors’ existing and future secured debt, including debt under the OpCo Revolving Credit Agreement, to the extent of the value of the assets securing such debt, and will be structurally subordinated to all liabilities of any future subsidiaries of OpCo that do not guarantee the Notes.

On October 6, 2025, $1.4 billion of the net proceeds of the issuance of the Notes and $303.9 million of the net proceeds from the IPO were used to repay all outstanding borrowings and accrued interest under the NDB Term Loan and SDB Term Loan.

Guarantor Financial Information

The payment of principal and interest on the NDB and SDB Term Loan credit agreements are fully and unconditionally guaranteed on senior unsecured basis by OpCo and WaterBridge Operating (the “Parent Guarantors”).

The guarantee by the Parent Guarantors is joint and several, senior, and unconditional. The guarantee covers all payment obligations of WaterBridge Midstream under the terms of the credit facilities, and no conditions or limits are placed on the enforceability of the guarantee other than standard defenses available to the guarantors under applicable law.

There are no significant restrictions on the ability of the Parent Guarantors or WaterBridge Midstream to obtain funds from their subsidiaries by dividend or loan, and there are no other factors that would limit the Parent Guarantors’ ability to meet its obligations under the guarantee.

Critical Accounting Estimates

The preparation of the Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in the Prospectus.

Recently Issued Accounting Pronouncements

For a summary of recently issued accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies within the notes to our Financial Statements.

Internal Controls and Procedures

As of October 6, 2025, we are no longer an “emerging growth company” and therefore, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls over financial reporting at the time we become an “accelerated filer” or “large accelerated filer,” in each case, as defined in the Exchange Act.

Off Balance Sheet Arrangements

We currently have no material off‑balance sheet arrangements.

Supplemental Unaudited Pro Forma Condensed Combined Financial Information and Non-GAAP Financial Measures

Introduction

The following unaudited pro forma condensed combined financial information is presented to illustrate the estimated effects of (i) the WaterBridge Combination, which was consummated on September 17, 2025, and (ii) the IPO, which was consummated on September 18, 2025 and the use of net proceeds therefrom for the three and nine months ended September 30, 2025 based on historical results of operations of NDB Operating, WBEF and Desert Environmental. See Note 1 — Organization and Nature of Operations and Note 5 — Acquisitions within the notes to our Financial Statements for additional information on the WaterBridge Combination and IPO.

The following unaudited pro forma condensed combined financial statements reflect the historical combined results of NDB Operating, WBEF and Desert Environmental and their respective subsidiaries on a pro forma basis to give effect to the WaterBridge Combination and IPO as if they had occurred on January 1, 2024, for purposes of the unaudited pro forma condensed combined statements of operations.

The unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the completion of the acquisition. We utilized fair values at September 17, 2025 for the allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed.

The unaudited pro forma condensed combined financial information has been prepared solely for the purposes of providing unaudited pro forma condensed combined financial information in accordance with SEC rules including Article 11 of Regulation S-X (“Article 11”), as amended by the final rule, Release No. 33-10786 “Amendments to Financial Disclosure about Acquired and Disposed Businesses” and is not necessarily indicative of the results of operations that would have been realized had the transactions been completed as of the dates indicated, nor are they meant to be indicative of our anticipated combined future results. In addition, the accompanying unaudited pro forma condensed combined statements of operations do not reflect any anticipated synergies, operating efficiencies, cost savings or any integration costs that may result from the WaterBridge Combination or IPO.

WaterBridge Infrastructure LLC

Unaudited Pro Forma Condensed Combined Statements of Operations for

the nine months ended September 30, 2025

	Reported WBI January 1, 2025 to September 30, 2025	Historical WBEF January 1, 2025 to September 16, 2025	Historical Desert Environmental January 1, 2025 to September 16, 2025	Transaction Accounting Adjustments (Combination)		Transaction Accounting Adjustments (IPO)		Pro Forma Combined
Revenues:
Produced water handling	$201,568	$229,038	$-	$1,043	(a)	$-		$431,649
Produced water handling - related party	84,028	315	-	(797)	(b)	-		83,546
Water solutions	24,514	8,327	-	-		-		32,841
Water solutions - related party	3,874	-	-	-		-		3,874
Other revenues	2,436	4,954	21,516	-		-		28,906
Other revenues - related party	252	-	6,549	(6,540)	(b)	-		261
Total revenues	316,672	242,634	28,065	(6,294)		-		581,077

Direct operating costs	115,387	88,529	10,342	-		367	(c)	214,625
Direct operating costs - related party	33,662	4,256	2,413	(6,613)	(b)	-		33,718
Depreciation, amortization and accretion	72,212	82,974	4,442	42,996	(a)	-		202,624
Total cost of revenues	221,261	175,759	17,197	36,383		367		450,967

General and administrative expense	23,179	1,678	3,152	-		19,777	(c)	47,786
Loss on sale of assets	11,832	-	-	-		-		11,832
Other operating expense, net	3,821	4,810	190	-		-		8,821
Operating income	56,579	60,387	7,526	(42,677)		(20,144)		61,671

Interest expense, net	43,560	79,710	735	(6,599)	(d)	(4,317)	(d)	113,089
Other income, net	(296)	(2,421)	-	-				(2,717)
Income (loss) from operations before taxes	13,315	(16,902)	6,791	(36,078)		(15,827)		(48,701)

Income tax expense (benefit)	(277)	(40)	104	-		(3,975)	(e)	(4,188)
Net income (loss)	$13,592	$(16,862)	$6,687	$(36,078)		$(11,852)		$(44,513)

WaterBridge Infrastructure LLC

Unaudited Pro Forma Condensed Combined Statements of Operations for

the three months ended September 30, 2025

	Reported WBI July 1, 2025 to September 30, 2025	Historical WBEF July 1, 2025 to September 16, 2025	Historical Desert Environmental July 1, 2025 to September 16, 2025	Transaction Accounting Adjustments (Combination)		Transaction Accounting Adjustments (IPO)		Pro Forma Combined
Revenues:
Produced water handling	$83,639	$73,357	$-	$310	(a)	$-		$157,306
Produced water handling - related party	27,736	100	-	(263)	(b)	-		27,573
Water solutions	9,842	1,309	-	-		-		11,151
Water solutions - related party	573	-	-	-		-		573
Other revenues	1,246	1,533	5,872	-		-		8,651
Other revenues - related party	214	-	1,508	(1,508)	(b)	-		214
Total revenues	123,250	76,299	7,380	(1,461)		-		205,468

Direct operating costs	45,771	28,211	2,603	-		122	(c)	76,707
Direct operating costs - related party	12,458	1,059	728	(1,770)	(b)	-		12,475
Depreciation, amortization and accretion	30,026	23,676	1,354	18,467	(a)	-		73,523
Total cost of revenues	88,255	52,946	4,685	16,697		122		162,705

General and administrative expense	9,004	(17,262)	1,426	-		24,243	(c)	17,411
Loss on sale of assets	141	-	-	-		-		141
Other operating expense, net	2,156	3,182	190	-		-		5,528
Operating income	23,694	37,433	1,079	(18,158)		(24,365)		19,683

Interest expense, net	19,335	25,369	265	(1,956)	(d)	(1,974)	(d)	41,039
Other income, net	(31)	(884)	-	-		-		(915)
Income from operations before taxes	4,390	12,948	814	(16,202)		(22,391)		(20,441)

Income tax (benefit) expense	(366)	(11)	31	-		(1,412)	(e)	(1,758)
Net income	$4,756	$12,959	$783	$(16,202)		$(20,979)		$(18,683)

Summary of Pro Forma Adjustments

Pro forma adjustments included in the Pro Forma Condensed Combined Statements of Operations for the three and nine months ended September 30, 2025 are as follows:

(a)
Reflects changes in depreciation and amortization expense related to fixed assets and intangible assets recognized at fair value upon consummation of the WaterBridge Combination, as well as changes in amortization associated with up-front payments related to contract dedications that were previously amortized as a reduction of service revenue.
(b)
Reflects the elimination of related party revenues and direct operating costs between Desert Environmental and each of NDB Operating and WBEF.
(c)
Reflects a reduction in share-based compensation expense associated with the remeasurement of incentive units classified as liability awards previously allocated to WBEF. The adjustment assumes that the WBEF Incentive Units were either cancelled or converted into common equity of the issuing entity as of January 1, 2024. The reduction in share-based compensation expense related to such incentive units is offset by the recognition of restricted share unit (“RSU”) expense associated with initial IPO grants, based on the assumption that the Company’s RSUs were granted on January 1, 2024. The RSU expense has been calculated by recognizing the grant-date fair value of the RSUs on the date of issuance and amortized over a three-year vesting period.
(d)
Reflects the elimination of Desert Environmental and WBEF’s debt issuance cost amortization associated with their respective credit facilities as a result of the WaterBridge Combination. In addition, this reflects the reduction of interest expense associated with the pay down of the NDB Revolving Credit Facility, SDB Revolving Credit Facility and the Desert Environmental Term Loan with net proceeds from the IPO.
(e)
Reflects estimated incremental income tax expense associated with the Company’s results of operations assuming the Company’s earnings had been subject to federal income tax as a subchapter C Corporation using a statutory tax rate of approximately 8.6%. This rate is inclusive of U.S. federal and state income taxes.

Pro Forma Non-GAAP Financial Measures

To supplement the condensed consolidated financial statements presented in accordance with U.S. GAAP, we have presented selected unaudited non-GAAP pro forma financial measures for the three and nine months September 30, 2025. See “— Non-GAAP Financial Measures” for more information.

The following table sets forth a reconciliation of pro forma net loss and pro forma net loss margin as determined in accordance with Article 11 to pro forma Adjusted EBITDA and pro forma Adjusted EBITDA Margin, respectively.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Pro forma net loss	$(18,683)	$(44,513)
Adjustments:
Depreciation, depletion, amortization, and accretion(1)	75,510	204,612
Interest expense, net	41,039	113,089
Income tax benefit	(1,758)	(4,188)
Pro forma EBITDA	$96,108	$269,000
Adjustments:
Share-based compensation(2)	2,811	7,408
Temporary power costs	580	1,018
Gain (loss) on disposal of assets, net	377	12,106
Debt modification costs	258	258
Transaction related-expenses(3)	4,552	6,635
Other(4)	1,002	2,553
Pro forma Adjusted EBITDA	$105,688	$298,978

Pro forma combined revenue	205,468	581,077
Pro forma net loss margin	(9)%	(8)%
Pro forma Adjusted EBITDA margin	51%	51%

(1)
Includes the amortization expense associated with the Company’s favorable produced water handling contract as reported in Produced Water Handling revenues.
(2)
Share-based compensation represents the non-cash charges related to the NDB Incentive Units and the net impact of eliminating WBEF liability-classified incentive unit expense and recognition of RSU expense for IPO grants amortized over a three-year vesting period.
(3)
Transaction related-expenses consist of non-capitalizable transaction costs associated with corporate reorganization and non-capitalizable IPO-related charges.
(4)
Other consists of abandoned well costs, abandoned project costs and non-recurring items.

The following table sets forth a reconciliation of pro forma gross margin and pro forma gross margin per barrel, as determined in accordance with Article 11, to pro forma Adjusted Operating Margin and pro forma Adjusted Operating Margin per Barrel for the periods presented for our produced water handling and water solutions revenues. The amounts presented in the table below represent the combined results of WaterBridge and WBEF.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
(Dollars in thousands, except per barrel data)
Pro forma produced water handling and water solutions total revenues	$199,549	$559,306
Pro forma produced water handling and water solutions cost of revenues	(141,201)	(397,020)
Pro forma produced water handling and water solutions gross margin	58,348	162,286
Less: Produced water handling and water solutions other revenues	(2,993)	(7,642)
Pro forma produced water handling and water solutions adjusted gross margin(1)	55,355	154,644
Pro forma depreciation, depletion, amortization, and accretion(2)	75,510	204,612
Pro forma Adjusted Operating Margin	$130,865	$359,256
Combined total volumes(3) (MBbls)	261,862	752,241
Pro forma gross margin ($/Bbl)	$0.22	$0.22
Pro forma Adjusted Operating Margin ($/Bbl)	$0.50	$0.48

(1)
Pro forma produced water handling water solutions adjusted gross margin is calculated as pro forma produced water handling and water solutions revenues less pro forma produced water handling and water solutions cost of revenues.
(2)
Includes the amortization expense associated with the Company’s favorable produced water handling contract as reported in Produced Water Handling revenues.
(3)
Combined total volumes include produced water handling and water solutions volumes and exclude skim oil volumes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include the effects of adverse changes in commodity prices and counterparty and customer credit risks and interest rate risk as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in commodity prices and counterparty and customer credit and interest rate risk. The disclosures are not meant to be precise indicators expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposure.

Commodity Price Risks

The market for our services is indirectly exposed to fluctuations in the prices of crude oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels and timing of activity of our customers in the exploration and production and oilfield services industries. Commodity prices have been and are continuing to be impacted by multiple factors, such as supply disruptions and recessionary concerns and responses by the members of OPEC+ and other oil exporting nations to market conditions. During the year ended December 31, 2024, the average WTI crude oil spot price was $76.63 per barrel and, as of September 30, 2025, the WTI crude oil spot price was $63.17 per barrel. Sustained low commodity prices and sustained low oil and natural gas prices could lead producers in our areas of operation to shut-in or curtail production from wells, or plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices, which could negatively impact their financial condition and their ability to meet their obligations to us.

A portion of our revenue is derived from our sale of skim oil at prevailing market prices, less applicable discounts, and is directly exposed to fluctuations in the price of crude oil. Based on our recovery of skim oil for the nine months ended September 30, 2025, on a pro forma basis, our skim oil sales for the nine months ended September 30, 2025, would have increased or decreased approximately $5.1 million for each 10% change in the realized price per barrel.

We do not currently intend to hedge our exposure to commodity price risk. We may in the future enter into derivative instruments, such as collars, swaps and basis swaps, to partially mitigate the impact of commodity price volatility. These hedging instruments would allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil and natural gas prices.

Counterparty and Customer Credit Risks

We are subject to risks of loss resulting from nonpayment or nonperformance by our counterparties and customers of their contractual obligations. Our principal exposure to credit risk is through receivables generated by the provision of our water management solutions to our customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. We examine the creditworthiness of any counterparty and customer and monitor our exposure to such counterparties and customers through credit analysis, and monitoring procedures, including reviewing credit ratings, financial statements and payment history. However, we believe that the credit risk associated with our counterparties and customers is acceptable.

Interest Rate Risks

Our ability to borrow and the rates offered by lenders can be adversely affected by deterioration in the credit markets and/or deterioration of our credit profile rating. We may elect for outstanding borrowings under our OpCo Revolving Credit Agreement to accrue interest at a rate based on either (i) Term SOFR or (ii) Base Rate, plus an applicable margin, which exposes us to interest rate risk to the extent we have borrowings outstanding under our OpCo Revolving Credit Agreement.

As of September 30, 2025, we had (i) $569.3 million of outstanding borrowings under the NDB Term Loan; (ii) no outstanding borrowings under the NDB Revolving Credit Facility; (iii) $1.1 billion of outstanding borrowings under the SDB Term Loan and (iv) no borrowings under the SDB Revolving Credit Facility. For the nine months ended September 30, 2025, the NDB Term Loan had a weighted average interest rate of 8.34% and the NDB Revolving Credit Facility had a weighted average interest rate of 8.05%. For the period from September 17, 2025 to September 30, 2025, the SDB Term Loan had a weighted average interest rate of 9.31% and the SDB Revolving Credit Facility had a weighted average interest rate of 8.18%. On a pro forma basis, assuming no change in the amounts outstanding, the impact on interest expense of a 1.0% increase or decrease in the weighted average interest rates would be approximately $17.9 million per year. See “— Debt Instruments” for more information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025 at the reasonable assurance level.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost‑benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(d) or 15d‑15(d) under the Exchange Act) during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

We are periodically party to proceedings and claims incidental to our business. We will continue to evaluate proceedings and claims involving us on a regular basis and will establish and adjust any estimated reserves as appropriate to reflect our assessment of the then current status of the matters. See Note 12 — Commitments and Contingencies within the notes to our condensed consolidated financial statements and Note 10 — Commitments and Contingencies within the notes to the WBEF unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of material legal proceedings.

Item 1A. Risk Factors

Investing in our Class A shares involves a significant degree of risk. The risks described below as well as all other information contained in this Quarterly Report, including our condensed consolidated financial statements and the notes thereto and the matters addressed under the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Statement Regarding Forward‑Looking Statements” in this Quarterly Report and including our historical and pro forma financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations in our final prospectus on Form 424(b)(4) filed with the SEC on September 18, 2025, should be considered carefully before deciding to invest in our Class A shares. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also materially affect our business. The occurrence of any of the following risks or additional risks and uncertainties that are currently deemed immaterial or unknown could have a material adverse effect on our business, financial condition, liquidity, results of operations, cash flows and prospects. In such an event, the trading price of our Class A shares could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Our revenues are substantially dependent on ongoing oil and natural gas exploration, development and production activity in our areas of operation.

The volume of water we manage is driven primarily by the level of crude oil and natural gas production and development in our areas of operation. We have no control over the oil and natural gas development activity in our areas of operation, and the willingness and ability of E&P companies to continue development activities in our areas of operation is dependent on a variety of factors that are outside of their and our control, including:

•
the demand for and supply of oil and natural gas;
•
prevailing oil and gas prices and expectations regarding future oil and natural gas prices;
•
the capital costs required for drilling, completion and production activities;
•
access to, and cost of, capital;
•
the availability of suitable drilling equipment, production and transportation infrastructure and qualified operating personnel;
•
consolidation in the oil and natural gas industry, which may result in lower overall drilling and completion activity;
•
the producers’ expected return on investment in wells drilled in our areas of operation as compared to opportunities in other areas;
•
trade policies of domestic and foreign governments, including the imposition of tariffs or other levies on cross-border movement of goods and services; and
•
governmental regulations, including environmental restrictions.

Demand for our water management solutions depends substantially on capital spending by producers to construct and maintain infrastructure and explore for, develop and produce oil and natural gas in our areas of operation. These expenditures are generally dependent on such producers’ overall financial position, capital allocation priorities, ability to access capital and their views of future demand for, and prices of, oil and natural gas. Volatility in oil or natural gas prices (or the perception that oil or natural gas prices will decrease) affects such producers’ capital allocations and willingness to pursue development activities within our areas of operation. This, in turn, could lead to lower demand for our water management solutions, delays in payment of, or nonpayment of, amounts that are owed to us and cause lower revenue from our water management solutions and lower utilization of our assets. As a result, a significant decrease in the price of oil and natural gas or decrease in levels of production of oil and natural gas in our areas of operation could adversely affect our results of operations, cash flows and financial position.

The willingness of E&P companies to engage in drilling, completion and production activities in our areas of operation is substantially influenced by the market prices of oil and natural gas, which are highly volatile.

Market prices for oil and natural gas are volatile and a decrease in prices could reduce drilling, completion and production activities by producers in our areas of operation, resulting in a reduction in the demand for our services. The market prices for oil and natural gas are subject to U.S. and global macroeconomic and geopolitical conditions, among other things, and, historically, have been subject to significant price fluctuations and may continue to change in the future. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control and the control of producers in our areas of operation, such as:

•
general market conditions, including macroeconomic trends, inflation, interest rates and associated policies of the Federal Reserve;
•
the domestic and foreign supply of and demand for oil and natural gas;
•
the price and quantity of foreign imports and U.S. exports of oil and natural gas;
•
market expectations about future prices of oil and natural gas;
•
oil and natural gas drilling, completion and production activities and the cost of such activities;
•
political and economic conditions and events domestically and in foreign oil and natural gas producing countries, including embargoes, increased hostilities in the Middle East, and other sustained military campaigns, the Russia-Ukraine war, as well as the conditions in South America, Central America, China and Russia and acts of terrorism or sabotage;
•
the ability of and actions taken by members of OPEC+ and other oil-producing nations in connection with their arrangements to maintain oil prices and production controls;
•
the impact on worldwide economic activity of an epidemic, outbreak or other public health event;
•
the level of consumer product demand and any efforts that may negatively impact the future production of oil and natural gas;
•
weather conditions, such as winter storms, fires, earthquakes and flooding and other natural disasters;
•
U.S. and non-U.S. governmental regulations and energy policy, including environmental initiatives and taxation;
•
changes in global and domestic political and economic conditions, both generally and in the specific markets in which we operate, including the impact related to changing U.S. and foreign trade policies, such as increased trade restrictions or tariffs;
•
the effects of litigation;
•
physical, electronic and cybersecurity breaches;
•
the proximity, cost, availability and capacity of oil and natural gas pipelines and other transportation infrastructure;
•
technological advances affecting energy consumption, energy storage and energy supply;
•
the price and availability of alternative fuels and any efforts to transition to a low-carbon economy; and
•
the impact of energy conservation efforts.

These factors have at times resulted in, and may in the future result in, a reduction in global economic activity and volatility in the global financial markets and make it extremely difficult to predict future oil and natural gas price movements with certainty. A sustained decline in oil and natural gas prices may reduce the amount of oil and natural gas that can be produced economically by producers in our areas of operation, which may reduce such producers’ willingness to use our water management solutions, which could have a material adverse effect on our business. Producers in our areas of operation could also determine during periods of low oil and natural gas prices to shut-in or curtail production from wells, or plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. The scale and duration of the impact of these factors cannot be predicted but could lead to an increase in our customers’ operating costs or a decrease in our or our customers’ revenues, and any substantial decline in the price of oil and natural gas or prolonged period of low oil and natural gas prices may have a material adverse effect on our results of operations, cash flows and financial position.

Our business is dependent upon the willingness of E&P companies to outsource their water management requirements, and we compete with other water management providers to meet these needs.

Our business is largely dependent on the willingness of E&P companies to outsource their water management requirements generally, and to us, specifically. Many E&P companies have developed their own proprietary water infrastructure systems, including pipelines and water treatment and handling facilities, designed to manage their produced water needs. In addition, we compete with numerous third-party water management companies with existing water infrastructure to provide produced water management to E&P companies. E&P companies, including our customers, could decide to recycle or otherwise manage their produced water internally or use another water management provider, which could have a material adverse effect on our results of operations, cash flows and financial position.

We cannot predict the rate at which our customers will develop acreage that is dedicated to us or the areas they will decide to develop.

Our acreage dedications from our customers cover water management services in a number of areas that are at the early stages of development, in areas that our customers are still determining whether to develop, and in areas where we may have to construct additional gathering or transportation pipelines or acquire assets from third parties to connect to our water infrastructure network. We cannot predict which of these areas our customers will develop or when they might do so. Our customers may decide to explore and develop areas that are not dedicated to us. Our customers’ decisions to delay development of acreage that is dedicated to us or to develop acreage that is not dedicated to us could have a material adverse effect on our results of operations, cash flows and financial position.

Our success largely depends on the produced water volumes we handle, which are dependent on certain factors beyond our control. Any decrease in the volumes of produced water that we handle, which because of natural declines, producer inactivity or otherwise, could have a material adverse effect on our business and operating results.

The volumes of produced water that support our business are dependent on, among other things, the level of produced water from oil and natural gas wells connected to our infrastructure network. This production of oil and natural gas and, eventually, the produced water produced alongside naturally declines over time. Ultimately, a well will likely be shut-in when oil and natural gas production is no longer economic. As a result, our cash flows associated with these wells will also decline over time. In order to maintain or increase volumes of produced water on our infrastructure network, we must obtain new sources of produced water. The primary factors affecting our ability to obtain sources of produced water include (i) the level of successful drilling activity near our network, (ii) our ability to compete for volumes from successful new wells, to the extent such wells are not dedicated to our network and (iii) our ability to capture volumes of produced water currently handled by producers or third-party produced water management companies. Any failure to obtain new sources of produced water on our network could have a material adverse effect on our business, financial position, results of operations and cash flows.

A majority of our revenue is derived from our operations in the Delaware Basin, making us vulnerable to risks associated with geographic concentration generally and the Delaware Basin specifically, including basin-specific supply and demand factors, regulatory changes and severe weather impacts that could have a material adverse effect on our business.

The Delaware Basin of Texas and New Mexico is presently our largest operating region, accounting for a majority of our revenue for the nine months ended September 30, 2025. As a result of this concentration, we are vulnerable to risks associated with geographic concentration generally and the Delaware Basin specifically. In particular, we and our customers may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from oil and natural gas wells in this area, availability of equipment, facilities, personnel or services, market limitations, governmental regulation and political activities, processing or transportation capacity constraints, natural disasters, adverse weather conditions, water shortages or other drought related conditions or interruption of the processing or transportation of oil and natural gas. Additionally, increased producer consolidation activity has occurred recently in the Delaware Basin, which may lead to reductions in capital spending in our areas of operation that could have an adverse effect on our business. The effect of fluctuations on supply and demand may also become more pronounced within specific geographic oil and natural gas producing areas such as the Delaware Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Each of these factors could have a material adverse effect on our business, financial position, results of operations and cash flows.

We rely on a small number of key individuals, certain of whom have responsibilities with affiliated entities, whose absence or loss could adversely affect our business, and difficulty attracting and retaining experienced personnel and qualified directors could reduce our competitiveness and prospects for future success.

The successful operation and growth of our business depends to a large extent on a small number of key individuals to whom many integral responsibilities within our business have been assigned. Such individuals hold positions with or dedicate a portion of their time and resources to the activities of our affiliates, including Five Point and LandBridge, and there can be no assurance as to the future allocation of time and resources between our business, on the one hand, and those affiliates in which our directors and management team hold an interest or dedicate their time and resources, on the other hand. We rely on our key personnel for their knowledge of the energy industry, relationships within the industry and experience in operating a business in our areas of operation. The loss of the services of one or more of these key directors or management team members, and the inability to recruit or retain additional key personnel, could have an adverse effect on our business. Further, we do not currently have a succession plan for the replacement of, and do not maintain “key-person” life insurance policies on, such key personnel.

In addition, our business and the success thereof is also dependent, in part, on our ability to attract and retain qualified personnel. Acquiring and keeping these personnel could prove more difficult or cost substantially more than estimated due to competition within the broader energy industry. Other companies may be able to offer better compensation and benefits packages to attract and retain such personnel. If we cannot retain our experienced personnel or attract additional experienced personnel, our ability to compete in our industry could be harmed, which could have a material adverse effect on our results of operations, cash flows and financial position.

We generally do not own in fee the land on which our pipelines and water handling facilities are located. Our inability to acquire or retain necessary access to land on commercially reasonable terms in order to provide services for our customers or obtain new business could result in disruptions to our operations.

Most of the land on which our water infrastructure network is located is held by surface use agreements (“SUAs”), rights-of-way or other easement rights. While our relationship with LandBridge provides us with access to a large, semi-contiguous, or checkerboarded, acreage position to expand and develop our pipelines and produced water handling facilities, we are, in certain circumstances, subject to the possibility of more onerous terms or increased costs to obtain new rights-of-way or retain existing rights-of-way if such rights-of-way renew, lapse or terminate. In addition, while some states allow regulated facilities to request that a court exercise condemnation powers on their behalf in certain circumstances, our pipelines and produced water handling facilities are not subject to such statutory rights. Our loss of real property rights, or inability to obtain real property rights on commercially reasonable terms, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Our operations depend upon access to available pore space in subsurface geologic formations by which we can dispose of produced water. Our inability to acquire new pore space or our loss of existing pore space may negatively impact our ability to service new and existing customers.

We handle produced water generated by our customers during oil and natural gas operations by constructing produced water handling facilities and injecting such produced water into porous subsurface geologic formations. The amount of subsurface pore space that is capable of permanently storing injected produced water is finite. While our relationship with LandBridge provides us with access to additional, underutilized pore space in strategically advantaged locations in the Delaware Basin, as we or third parties continue to inject produced water at our existing produced water handling facilities, we may exhaust the geologic or technical limits of the subsurface strata for produced water injection.

Any loss of pore space or injection capacity for technical, geological or regulatory reasons could require us to spend significant time and capital expenditure to locate, apply for, permit, drill, complete and place into service new produced water handling facilities and to build pipeline infrastructure to transport produced water to such new facilities. Permits for new produced water handling facilities could be challenged for a variety of reasons by our competitors, oil and natural gas producers, landowners or non-governmental organizations. Such regulatory challenges could be successful and prevent us from being able to secure access to additional pore space.

If we are unable to accept all of the forecasted produced water volumes properly delivered to us by our customers because we lack available pore space, we may be subject to contractual penalties in certain circumstances for alternative handling solutions, including trucking, and such penalties could be significant. Any curtailment of our customers’ operations and related produced water production due to a lack of available pore space would result in lost revenue to us and could trigger contractual termination rights. Any of these events, either individually or in aggregate, could have a material adverse effect on our business, results of operation and financial condition.

Our customers depend on the availability of oil and natural gas transportation and processing services to support their oil and natural gas production. Any constraint or interruption of such services could decrease oil and natural gas production and as a result, the demand for our services, which could have a material adverse effect on our business, results of operations, cash flows and financial position.

Our customers depend on the availability of oil and natural gas transportation and processing services in order to support their oil and natural gas production. A lack of availability of such services could force our customers to limit their oil and natural gas production or even require our customers to shut-in their producing wells or delay their development of new oil and natural gas wells within our areas of operation. As a result, the volume of oil and natural gas our customers produce, and the related produced water we handle, may decrease, which could have a material adverse effect on our business, results of operations, cash flows and financial position.

The growth of our business through acquisitions may expose us to various risks, including those relating to difficulties in identifying suitable, accretive acquisition opportunities and integrating businesses, assets and personnel, as well as difficulties in obtaining financing for targeted acquisitions and the potential for increased leverage or debt service requirements.

As a component of our business strategies, we intend to pursue selected, accretive acquisitions of assets and businesses that are complementary to our existing water infrastructure network. We routinely evaluate potential acquisitions, and, based on our evaluation criteria and other relevant factors relating to an acquisition, many of which are subject to change, including our evaluation of the market environment, pricing expectations for the assets or business and the competitive situation with respect to a potential acquisition, we may determine to pursue acquisitions of assets and businesses that are currently available for purchase or that become available for purchase in the future. If we are unable to make accretive acquisitions, whether because we are (i) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, (ii) unable to obtain financing for these acquisitions on economically acceptable terms or (iii) outbid by competitors or for any other reason, then our future growth will be limited.

Any acquisition involves potential risks, including, among other things:

•
mistaken assumptions about future volumes, revenue and costs and efficiencies, including synergies;
•
an inability to secure adequate customer commitments to use the acquired assets;
•
an inability to integrate successfully the assets or businesses we acquire;
•
the assumption of unknown liabilities, including environmental liabilities;
•
limitations on rights to indemnity from the seller;
•
increases in our expenses and working capital requirements;
•
mistaken assumptions about the overall costs of equity or debt; and
•
the diversion of management’s and employees’ attention from other business concerns.

In evaluating acquisitions, we generally prepare one or more financial forecasts based on a number of business, industry, economic, legal, regulatory and other assumptions applicable to the proposed transaction. Although we expect a reasonable basis will exist for such assumptions, the assumptions will generally involve current estimates of future conditions. The realization of many of the assumptions will be beyond our control. Moreover, the uncertainty and risk of inaccuracy inherent in any financial projection increases with the length of the forecasted period. Some acquisitions may not be accretive in the near term and will be accretive in the long-term only if we are able to timely and effectively integrate the underlying assets and such assets perform at or near the levels anticipated in our acquisition forecasts.

The process of integrating an acquired business may involve unforeseen costs and delays or other operational, technical, regulatory, legal and financial difficulties and may require a significant amount of time and resources. Our failure to successfully incorporate the acquired business and assets into our existing operations or to minimize any unforeseen difficulties could have a material adverse effect on our financial condition and results of operations. Furthermore, there is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions.

As a result of factors including the risks and other considerations referred to above and elsewhere in this Quarterly Report, the trading price of our Class A shares could be negatively impacted by the announcement or completion of any acquisition, or our ability to successfully integrate or achieve our business plan in connection with an acquisition.

We may need to pursue substantial amounts of financing to fund future acquisitions and also issue equity, debt or convertible securities in connection with such acquisitions. We may incur substantial indebtedness to finance acquisitions, and debt service requirements could represent a significant burden on our results of operations and financial condition. We may issue substantial amounts of equity to finance acquisitions, and such issuance of additional equity or convertible securities could result in significant dilution to our existing shareholders. The announcement or consummation of any such transaction may negatively impact the trading price of our Class A shares. Furthermore, we may not be able to obtain additional financing on satisfactory terms. Even if we have access to the necessary capital, we may be unable to continue to identify suitable acquisition opportunities, negotiate acceptable terms or successfully acquire identified targets.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and our shareholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

We may experience difficulty in achieving and managing future growth.

Future growth may strain our resources, possibly negatively affecting our results of operations, cash flows and financial position. Our ability to grow will depend on a number of factors, including:

•
investment by our customers in oil and natural gas production in our areas of operation;
•
the results of drilling operations in our areas of operation;
•
future and existing limitations imposed by applicable laws or regulations;
•
oil and natural gas prices;
•
our ability to develop existing and future projects;
•
our ability to continue to retain and attract skilled personnel, and our ability to contract for the services of key personnel who are sufficiently dedicated to performing services with respect to our business;
•
our ability to maintain or enter into new relationships with customers; and
•
our access to, and cost of, capital.

We may also be unable to make attractive acquisitions, which could inhibit our ability to grow, or we could experience difficulty commercializing any acquired assets. It may be difficult to identify attractive acquisition opportunities and, even if such opportunities are identified, our existing and/or future debt agreements contain, or may contain, limitations on our ability to enter into certain transactions, which could limit our future growth.

We may not be successful in pursuing additional commercial opportunities to serve customers outside the oil and natural gas sector.

One of our strategies is to pursue commercial opportunities to serve customers outside the oil and natural gas sector, such as addressing water management needs of power generation businesses supporting data center operations. We may not be able to identify such commercial opportunities or may be unsuccessful in executing on such opportunities. The rapidly evolving and competitive nature of many of the industries we are targeting for such development makes it difficult to evaluate the future prospects of these projects. In addition, we have limited insight into emerging trends that may adversely affect the development of such projects in our areas of operation, and the developers of these projects, if they were to materialize, would encounter the risks and difficulties frequently experienced by growing companies and project developers in rapidly changing industries, including, unpredictable and volatile revenues, increased expenses, an uncertain regulatory environment, novel litigation and corresponding outcomes and changes in business conditions. The viability of this business strategy and the resulting demand for the use of our services by such customers will be affected by many factors outside of our control and may not be successful.

Technological advancements in connection with alternatives to hydraulic fracturing could decrease the demand for our services or require us to implement or acquire new technologies at a significant cost.

Wide-scale development of techniques to recycle produced water for use in completion activities or otherwise could adversely affect the amount of produced water we manage on our infrastructure network, which could have a material adverse effect on our results of operations, cash flows and financial position. Some E&P companies are focusing on developing and utilizing non-water fracturing techniques, including those utilizing propane, carbon dioxide or nitrogen instead of water, and we may face competitive pressure to implement or acquire certain new technologies at a significant cost. If producers in our areas of operation were to shift their fracturing techniques to waterless fracturing in the development of their wells, demand for our services would be materially and negatively impacted, and we may be unable to implement or acquire new technologies or products on a timely basis or at an acceptable cost.

While our intellectual property is protected under copyright and trade secret law, we cannot guarantee that such protections will be adequate. Any failure to protect our intellectual property could impair our ability to protect our proprietary technology, and our use of “open-source” code in the WAVE platform may create additional risks. If we do not continue to maintain, improve and adapt our data analysis technologies, including the WAVE platform, our ability to service new and existing customers may be negatively impacted, our competitive advantage may be diminished and we could be subject to claims by third parties for alleged infringement of their intellectual property, which could have a material adverse effect on our results of operations, cash flows and financial position.

We protect our rights in the WAVE platform primarily through a combination of copyright and trade secret law, as well as non-disclosure and intellectual property assignment agreements. While we try to enter into confidentiality and intellectual property assignment agreements with our employees and independent contractors, we cannot guarantee that we have entered into such agreements with all employees or contractors with access to the WAVE platform. Additionally, we cannot guarantee that our contractors have entered into such confidentiality and intellectual property assignment agreements with their subcontractors. Also, while we generally keep the proprietary source code for the WAVE platform as if it were a trade secret, we cannot guarantee that the source code would be adequately protected by trade secret laws, or that such laws, or the contractual protections we have now or in the future, will be effective in preventing against or providing remedies for unauthorized access to, or use or disclosure of, our confidential information, including in our WAVE platform. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

While we developed our WAVE platform in-house with the assistance of independent contractors, our developers have used industry-standard open-source software in connection with the development of the platform. The use of “open-source” code entails greater risks than the use of commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code, and the code may be more susceptible to hackers and other security risks. Furthermore, our future success depends in part on our ability to maintain, improve and adapt our data analysis technologies, including the WAVE platform, to meet the operational requirements of our infrastructure network and address the needs of our customers. We rely on our WAVE platform and the systems underlying it for data gathering, logistics optimization and scenario planning in order to enhance our entire network. Many of our competitors also utilize various data analysis technologies, and if we fail to maintain, improve and adapt our own technologies, our competitors may develop similar or more advanced technologies, which could result in new and existing customers seeking commercial opportunities with our competitors. Even if we are successful in innovating our data analysis technologies, such innovations may not result in the intended benefits or have a significant impact on our business, or our data analysis technologies may become obsolete. Failing to maintain, improve and adapt our data analysis technologies, including the WAVE platform, could negatively impact our ability to service new and existing customers and may diminish our competitive advantage.

Additionally, it is possible that certain of our data analysis technologies, including the WAVE platform or those we license from third parties, as well as other aspects of our business, could infringe the intellectual property rights of others, and from time to time, we may be subject to allegations that we infringe such rights. If we are unable to successfully defend against such claims or license necessary third-party technology or intellectual property on acceptable terms, we may be required to develop alternative, non-infringing technology, which could require significant time, effort and expense, and any attempt to develop non-infringing technology may ultimately not be successful. Any claims of infringement, misappropriation or other claims for violations of intellectual property, regardless of merit, may result in substantial costs to us and a substantial diversion of management’s attention, and could have a material and adverse effect on our results of operations, cash flows or financial position.

Our customer contracts are subject to renewal risks.

A large percentage of our revenue and volumes is currently derived from long-term customer contracts that include acreage dedications and/or MVCs, and we intend to continue focusing on entering into additional contracts of this nature. As these contracts expire, we will have to negotiate extensions or renewals with existing customers and/or enter into new contracts with other customers. We may not be able to enter into new contracts on favorable commercial terms or at all. We also may be unable to maintain the economic structure of a particular contract with an existing customer or maintain the overall mix of our contract portfolio. Our inability to renew existing contracts on favorable terms or to successfully manage our overall contract mix over time could have a material adverse effect on our results of operations, cash flows and financial position.

Declining general economic, business or industry conditions may have a material adverse effect on our results of operations, cash flows and financial position.

Concerns over global economic conditions, global health threats, trade policies, increased trade restrictions and tariffs, supply chain disruptions, decreased demand, labor shortages, geopolitical issues, inflation, interest rates, the availability and cost of credit and U.S. financial markets and other factors have contributed to increased economic uncertainty. Although inflation in the United States had been relatively low for many years, there was a significant increase in inflation beginning in the second half of 2021, with a general decline beginning in the second half of 2022 and a relative settling in 2023 and 2024. In addition, the U.S. federal government has recently imposed tariffs on international goods, such as those produced in Canada, Mexico and China, and those countries have enacted retaliatory tariffs against the United States. To the extent that any U.S. trade policy results in retaliatory tariffs, such developments could result in inflationary pressures and have an adverse effect on our customers’ business, and reduce demand for use of our services, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, hostilities related to the Russia-Ukraine war, the heightened tensions in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. These and other factors, such as declining business and consumer confidence, may contribute to an economic slowdown and a recession. Concerns about global economic health also have a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for oil and natural gas products could diminish, which could impact operations in our areas of operations, affect the ability of our customers to continue operations and ultimately adversely impact our results of operations, cash flows and financial position.

While the financial health of the broader oil and gas industry has shown improvement as compared to prior periods, central bank policy actions and associated liquidity risks and other factors may negatively impact the value of our equity and that of our customers, and may reduce our and their ability to access liquidity in the capital markets or result in capital being available on less favorable terms, which could negatively affect our financial condition and that of our customers. If our customers have difficulty accessing the capital markets, then they may reduce their capital expenditures, which could reduce demand for our water management solutions and ultimately adversely impact our results of operations, cash flows and financial position.

The fees charged to customers under our agreements for the gathering, transportation or handling of produced water may not escalate sufficiently to cover increases in costs.

Though we seek to include inflation escalators in all of our long-term customer contracts, contractual provisions providing for inflation escalators in certain contracts are subject to caps, which may limit the amount of any single pricing increase, and may also vary as to the commencement date of such increases and the timing and calculation of the applicable adjustment. As a result, inflation may outpace the revenue adjustments provided by those provisions. We may also experience supply chain constraints, due to international trade policies or otherwise, and inflationary pressure on our cost structures, which could impact or operating costs. We may also face shortages of equipment, raw materials, supplies, commodities, labor and services. These supply chain constraints, trade policies and inflationary pressures may continue to adversely impact our operating costs and, if we are unable to manage our supply chain, it may impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could have a material adverse effect on our ability to provide our water management solutions to our customers and consequently our business, results of operations and financial condition.

Operational disruptions in our areas of operation from weather, natural disasters, terrorism or other similar causes could impact our results of operations, cash flows and financial position.

We operate in the Delaware Basin, the Eagle Ford Basin and the Arkoma Basin, each of which may be adversely affected by seasonal weather conditions and natural or man-made disasters. A natural disaster (such as an earthquake, tornado, fire or flood) or an act of terrorism could damage or destroy our or our customers’ infrastructure in our areas of operations or result in a disruption of our or their operations. During periods of heavy rain or extreme weather conditions such as tornados or after other disruptive events such as earthquakes or wildfires, our or our customers’ infrastructure and assets may be damaged. Such disruptions could have a material adverse effect on our results of operations, cash flows and financial position.

Global incidents, such as world health events, could have a similar effect of disrupting ours or our customers’ businesses to the extent they impact global demand for oil and natural gas, our areas of operation, the availability of supplies required by our customers, or the employees or other personnel who operate our or our customers’ businesses.

Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our results of operations, cash flows and financial position.

Our operations are subject to all of the hazards inherent in the gathering, transporting, disposal, treating and recycling of produced water, including:

•
damage to pipelines, water handling facilities, storage tanks, tank batteries, pump stations, related equipment and surrounding properties caused by design, installation, construction materials or operational flaws, natural disasters, acts of terrorism and acts of third parties;

•
leaks or losses of produced water as a result of the malfunction of, or other disruptions associated with, equipment or facilities;
•
fires, ruptures, earthquakes and explosions; and
•
other hazards that could also result in personal injury and loss of life, property damage, pollution and suspension of operations.

Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:

•
injury or loss of life;
•
damage to and destruction of property, natural resources and equipment;
•
pollution and other environmental damage;
•
regulatory investigations and penalties;
•
suspension of our operations; and
•
repair and remediation costs.

While we maintain insurance coverage at levels that we believe to be reasonable and prudent, we can provide no assurance that our current levels of insurance will be sufficient to cover any losses that we have incurred or may incur in the future, whether due to deductibles, coverage challenges or other limitations. Additionally, we may not be able to maintain adequate insurance in the future at rates or on other terms we consider commercially reasonable. Additionally, insurance will not cover many types of interruptions or events that might occur and will not cover all risks associated with our business and may not be available in certain areas in which we operate. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur. The occurrence of a significant event, the consequences of which are either not covered by insurance or not fully insured, or a significant delay in, or denial of, the payment of a major insurance claim, could have a material adverse effect on our results of operations, cash flows and financial position.

In addition, we are subject to various claims and litigation in the ordinary course of business. For additional information, please see “Part II. Item 1. LEGAL PROCEEDINGS.”

We and our customers may be subject to catastrophic events, which could have a material adverse effect on our results of operations, cash flows and financial position.

We and our customers may be subject to hazards and operational risks associated with their operations in oil and natural gas drilling, completion and production activities and our associated operations. These hazards may include the risk of fire, explosions, blowouts, seismic events, surface cratering, uncontrollable flows of crude oil, natural gas, NGLs and produced water, pipe or pipeline failures, abnormally pressured formations and pore spaces, casing collapses and environmental hazards such as crude oil and NGL spills, natural gas leaks and ruptures or discharges of toxic gases, release of hazardous materials into the environment and worker health and safety issues. The occurrence of any of these events could result in interruption of our customer’s operations or substantial losses to our and our customers due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigations and penalties, suspension of operations and repairs required to resume operations, which could have a material adverse effect on our results of operations, cash flows and financial position.

Changes in laws or adverse court rulings related to the ownership of produced water in our areas of operation could lead to uncertainty with respect to produced water management, delayed or cancelled development by our customers and increased operating costs and litigation expenses for our customers and us, which could have a material adverse effect on our results of operations, cash flows and financial position.

While we include representations in all of our long-term customer contracts that our customers have all right, title and interest required to deliver produced water to us for gathering, transportation and handling, changes in law or adverse court rulings in our areas of operation related to the ownership of produced water, including changes in law and/or court rulings that produced water belongs to the owner of the surface estate, could cause general uncertainty with respect to produced water management. Recently, the Texas Supreme Court in Cactus Water Services, LLC v. COG Operating, LLC, affirmed the determination by the Court of Appeals for the Eighth District of Texas that the lessees (or the mineral interest owners) had superior rights over surface owners to the produced water in dispute. Nevertheless, future litigation or court decisions challenging the results of the Cactus decision may result in impacts on produced water management within our areas of operation, delayed development and/or reallocation of capital to other areas of operation by our customers and/or increased operating costs and litigation expenses for our customers and us, which could have a material adverse effect on our results of operations, cash flows and financial position.

We operate in a highly competitive industry, and competition may intensify as our competitors expand their operations or our existing and potential customers develop their own water infrastructure systems, which may cause us to lose market share and could negatively affect our ability to expand our operations.

The produced water management business is highly competitive and includes numerous existing companies capable of competing effectively in our markets on a local basis. There may also be new companies that enter the midstream water management sector or our existing and potential customers may develop their own water infrastructure systems. Our ability to maintain our market share, revenue and cash flows, as well as our ability to expand our operations, could be adversely affected by the activities of our competitors and our customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, we may be unable to effectively compete. If our existing and potential customers develop their own water infrastructure networks, we may not be able to effectively replace that revenue. All of these competitive pressures could have a material adverse effect on our results of operations, cash flows and financial position.

Growing or adapting our business by constructing new infrastructure subjects us to construction risks and risks that supplies for such infrastructure will not be available upon completion thereof.

One of the ways we intend to grow our business is through the construction of expansions to our existing pipelines and water handling facilities and/or the construction of new pipelines and water handling facilities and other infrastructure. These projects and any similar projects that we are obligated to undertake to support existing customers’ operations require the expenditure of significant amounts of capital and involve numerous regulatory, environmental, political and legal uncertainties, including opposition by landowners, environmental activists and others. There can be no assurance that we will complete these projects on schedule, or at all, or at the budgeted cost. Moreover, we may undertake these projects to capture anticipated future growth in production in a region in which anticipated production growth does not materialize or for which we are unable to acquire new customers. As a result, our new infrastructure may not be able to attract enough demand for our water management solutions to achieve our expected investment return, which could have a material adverse effect on our results of operations and financial position.

We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.

We have historically entered into a number of transactions with related parties. In particular, we have certain agreements with LandBridge and Five Point. Related party transactions create the possibility of conflicts of interest with regard to our management. Such a conflict could cause an individual in our management to seek to advance the economic interests of a related party above ours. It is possible that a conflict of interest could have a material adverse effect on our liquidity, results of operations and financial condition.

A loss of one or more significant customers could have a material adverse effect on our results of operations, cash flows and financial position.

For the nine months ended September 30, 2025, on a pro forma basis, revenues from Permian Resources Corporation and Devon each individually comprised more than 10% of our total revenues and collectively represented 29% of our total pro forma revenues. Permian Resources Corporation and Devon each individually comprised 15%, respectively, of our total accounts receivable as of September 30, 2025, and collectively represented 30% of our total accounts receivable at such date. No other customer accounted for more than 10% of our total pro forma revenue or outstanding accounts receivables.

Any development that materially and adversely affects these customers could result in a reduction in our customers’ spending for our water management solutions. The loss of key customers, failure to renew contracts upon expiration or a sustained decrease in demand by one or more key customers could result in a substantial loss of revenues and could have a material and adverse effect on our results of operations, cash flows and financial position.

Cyber incidents or attacks targeting systems and infrastructure used by the oil and natural gas industry may adversely impact our operations, and a cyber incident or systems failure could result in information theft, data corruption or operational disruption and our results of operations, cash flows and financial position may be adversely impacted.

We and our customers increasingly rely on uninterrupted information technology systems and digital technologies to operate our respective businesses. This reliance extends to the majority of our and our customers’ operations, from monitoring and managing critical infrastructure to processing and storing proprietary and sensitive information. Our information technology systems and networks, and those of our customers, vendors and other business partners, are subject to damage or interruption from cyberattacks, power outages, computer and telecommunications failures, catastrophic events, such as natural disasters or acts of war or terrorism, usage errors by our employees or other personnel and other events unforeseen or generally beyond our control. Damage or interruption to information technology systems could result in significant costs and may lead to significant liability, loss of critical data, reputational damage and disruptions to services or operations.

Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. Cyber incidents, including deliberate attacks, have increased in frequency globally, with energy-related assets particularly at risk. Due to the critical nature of these assets, any such attack on energy infrastructure could result in widespread service disruptions and challenges in maintaining public trust. The U.S. government has issued public warnings that specifically indicate energy assets could be targets of cybersecurity threats. Our technologies and systems, networks, and those of our customers, affiliates, vendors and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized access, release, gathering, monitoring, corruption, misuse or destruction of proprietary, personal and other information, or other disruption of business operations. Any such event could lead to significant liability, loss of critical data, reputational damage and disruptions to our services or operations.

While we have implemented and maintain commercially reasonable security measures and safeguards, such security measures and safeguards may not be sufficient to protect against an attack. Attackers are increasingly using advances in technologies, such as artificial intelligence and encryption bypasses that may evade our efforts. Emerging artificial intelligence technologies may improve or expand the capabilities of malicious third parties in a way we cannot predict at this time, including being used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities and increase the difficulty detecting threats. Moreover, some of our networks and systems are managed by third-party service providers and are not under our direct control. We regularly enter into transactions with third parties, some of whom may have less sophisticated electronic systems or networks and may be more vulnerable to cyberattacks. Our reliance on these third parties means that any vulnerability in their systems could propagate to our own systems, increasing our risk exposure despite our internal controls.

In addition, certain cyber incidents, such as surveillance, ransomware, deepfake-based social engineering attacks and credential stuffing, may remain undetected for some period of time, and cyber incidents and attacks are continually evolving and unpredictable. As cyber incidents and attacks continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cybersecurity incidents. While we utilize various procedures and controls to reduce the risk of the occurrence of cyber incidents, there can be no assurance that our business, finances, systems and assets will not be compromised in a cyber incident. Any failure or perceived failure to detect or respond effectively to a cybersecurity incident could lead to significant liability, undermine shareholder and stakeholder trust and negatively impact business continuity. Furthermore, we are subject to an evolving regulatory landscape, including state, federal and international data privacy laws that require rigorous cybersecurity standards and standards relating to artificial intelligence. Compliance with various data privacy and cybersecurity regulations may impose significant costs, and any perceived or actual failure to comply could result in regulatory penalties, litigation and reputational harm.

Risks Related to Environmental and Other Regulations

We or our customers may be unable to obtain and renew permits necessary for operations, which could have a material adverse effect on our results of operations, cash flows and financial position.

Our and our customers’ ability to conduct operations is subject to a variety of required permits from various governmental authorities, which may limit such operations, including those associated with oil and natural gas exploration, drilling, completion and production activities, disposal or transport of produced water and other hazardous materials or wastes or oilfield wastes, construction activities, stormwater discharge, water use, air emissions, mining, health and safety workplace exposure activities and other activities that may be conducted in association with our or our customers’ operations. The public stakeholders often have the right to comment on permit applications and otherwise participate in the permitting process, including through court and administrative hearing intervention. Accordingly, permits required to conduct our or our customers’ operations may be delayed, not be issued, maintained or renewed, may not be issued or renewed in a timely fashion, or may involve requirements that restrict our or our customers’ ability to economically conduct operations. Limitations on our or our customers’ ability to conduct operations due to difficulties and the inability to obtain or renew necessary permits or similar approvals could have a material adverse effect on our results of operations, cash flows and financial position.

Legislation or regulatory initiatives intended to address seismic activity, over-pressurization or subsidence could restrict drilling, completion and production activities, as well as our ability to handle produced water gathered from our customers, which could have a material adverse effect on our results of operations, cash flows and financial position.

We handle large volumes of produced water in connection with our customers’ drilling and production operations pursuant to permits issued by governmental authorities overseeing such produced water handling activities. While these permits are issued pursuant to existing laws and regulations, these legal and regulatory requirements are subject to change, which could result in the imposition of more stringent permitting or operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such produced water handling activities. For example, there exists a growing concern that the injection of produced water into certain produced water handling facilities triggers seismic activity in certain areas, including Texas, where a substantial majority of our network is located. This has led to the creation of operator-led response plans in certain areas in New Mexico or Texas by the New Mexico Oil Conservation Division (the “NMOCD”) and the RRC, respectively, which can include the RRC suspending or declining to issue produced water handling permits, restrictions on the amount of material that can be handled or requiring producers to cease disposal in certain produced water handling facilities and in areas within the vicinity of seismic events.

State and federal regulatory agencies have recently focused on a possible connection between hydraulic fracturing related activities, particularly the underground injection of produced water into produced water handling facilities, and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and natural gas activity and induced seismicity. The U.S. Geological Survey has identified Oklahoma, Texas and New Mexico as three of six states with the most significant hazards from induced seismicity. In addition, a number of lawsuits have been filed in some states alleging that produced water handling operations have caused seismic events, caused damage to neighboring properties or otherwise violated state and federal regulations related to waste disposal. In response to these concerns, regulators in some states have imposed, or are considering imposing, additional requirements, including requirements regarding produced water handling permits, to assess the relationship between seismicity and the use of such produced water handling facilities. For example, the RRC has previously published a rule governing permitting or re-permitting of produced water handling facilities that would require, among other things, the submission of information on seismic events occurring within a specified radius of the produced water handling facility location, as well as logs, geologic cross sections and structure maps relating to the water handling area in question. On certain occasions, state regulatory agencies have and could request that we limit or suspend operations at one or multiple produced water handling facilities within the boundaries of certain Seismic Response Areas (“SRAs”), pending further study of a location’s potential impact on seismic activity. Although we have not historically been subject to any state government requests to suspend operations of our produced water handling facilities within the boundaries of any SRAs, there is a risk that we may be subject to such suspension orders in the future, which could have a material adverse effect on our results of operations, cash flows and financial position. Certain of our areas of operation along the Texas – New Mexico state borders and certain areas within Eddy County, New Mexico and Loving County, Texas are within SRAs. In recent years, the RRC has suspended produced water handling permits within certain SRAs. For example, in January 2024, the RRC indefinitely suspended all deep oil and gas produced water injection in Culberson and Reeves counties. Separately, in November 2021, the NMOCD implemented protocols requiring producers to take various actions within a specified proximity of certain seismic activity, including a requirement to limit injection rates if a seismic event of a certain magnitude occurs within a specified radius of a produced water handling facility. The adoption and implementation of any new laws or regulations that restrict our ability to handle produced water, by limiting volumes, fees, produced water handling facility locations or otherwise, or requiring us to shut down produced water handling facilities, could limit existing operations and future development activity in affected areas and reduce demand for our water management solutions, which could have a material adverse effect on our results of operations, cash flows and financial position.

Additionally, studies have linked hydraulic fracturing related activities with subsidence and expansion. Both the injection of produced water into produced water facilities and the extraction of water, oil, natural gas or mineral resources from the ground can result in surface subsidence and uplifts caused by changes underground (such as, but not limited to, loss of volume and pressure depletion). Such changes underground have been linked to various geological and environmental hazards, such as alteration of local ecosystems and impacts upon local communities, including a potential increase in seismic activity and the formation of sinkholes. Any new laws or regulations that may be adopted and implemented with respect to addressing subsidence and expansion risks may lead to restrictions upon our operations, which could have a material adverse effect on our results of operations, cash flows and financial position.

Our produced water handling operations expose us to potential regulatory risks.

There are unique risks associated with handling produced water, and the legal requirements related to handling produced water into a non-producing geologic formation by means of produced water handling facilities are subject to change based on concerns of the public or governmental authorities. There remains substantial uncertainty regarding the handling of produced water by means of produced water handling facilities, the regulation of which could have a material adverse effect on us or our customers in a manner that cannot be predicted. These include liabilities related to the handling, treatment, storage, disposal, transport, release and use of radioactive materials, which could be in produced water, and uncertainties regarding the ultimate, and potential exposure to, technical and financial risks associated with modifying or decommissioning produced water handling facilities. Federal or state regulatory agencies could require the shutdown of produced water handling facilities for safety reasons or refuse to permit the restart of any facility after unplanned or planned outages. New or amended safety and regulatory requirements may give rise to additional operational and maintenance costs and capital expenditures. Additionally, aging equipment or facilities may require increased capital expenditures to keep produced water infrastructure operating efficiently or in compliance with applicable laws and regulations. Such equipment is also likely to require periodic upgrading and improvement in order to maintain compliance. Although we have had a strong safety record, accidents and other unforeseen problems have occurred and may occur in the future. The consequences of any major incident could be severe and may result in loss of life or property damage. Any resulting liability from a major environmental or catastrophic incident could have a material adverse effect on us and limit our operations.

Restrictions on the ability to procure brackish water or changes in brackish water sourcing requirements could decrease demand for our water-sourcing solutions.

A portion of our business includes supplying brackish water for use in our customers’ hydraulic fracturing activities. Our access to the brackish water we supply may be limited due to reasons such as prolonged drought or our inability to acquire or maintain brackish water sourcing permits or other rights. In addition, some state and local governmental authorities have begun to monitor or restrict the use of brackish water subject to their jurisdiction for hydraulic fracturing to ensure adequate local water supply. For instance, some states require E&P companies to report certain information regarding the water they use for hydraulic fracturing and to monitor the quality of groundwater surrounding some wells stimulated by hydraulic fracturing. Any such decrease in the availability of brackish water, or demand for water-sourcing solutions, could have a material adverse effect on this portion of our business, including our ability to grow this portion of our business.

Federal and state legislation and regulatory initiatives relating to produced water handling facilities could result in increased costs and additional operating restrictions or delays and could harm our business.

The produced water handling process is primarily regulated by state oil and gas authorities. This water handling process has come under scrutiny from the public, various state regulatory bodies, as well as environmental and other groups asserting that the operation of certain deep injection produced water handling facilities has contributed to specific induced seismic events. For additional information, please see the risk factor titled “Legislation or regulatory initiatives intended to address seismic activity, over-pressurization or subsidence could restrict drilling, completion and production activities, as well as our ability to handle produced water gathered from our customers, which could have a material adverse effect on our results of operations, cash flows and financial position.”

New laws or regulations, or changes to existing laws or regulations related to the water disposal process may adversely impact the produced water handling industry. For example, in their past legislative sessions, the New Mexico and Texas legislatures both considered bills that would have impacted produced water production and management activities in each state.

We cannot predict whether any federal, state or local laws or regulations will be enacted and, if so, what actions any such laws or regulations would require or prohibit. However, any restrictions on produced water handling could lead to operational delays or increased operating costs and regulatory burdens that could make it more difficult or costly to perform produced water management, which would negatively impact our profitability.

We and our customers are subject to environmental and occupational health and safety laws and regulations that may expose us to significant liabilities for penalties, damages or costs of remediation or compliance.

Our operations and the operations of our customers are subject to federal, regional, state and local laws and regulations relating to the protection of natural resources, the environment and health and safety aspects of our operations, including laws and regulations related to waste management, such as the transportation and disposal of wastes and other materials. These laws and regulations may impose numerous obligations on our operations and the operations of our customers, including the acquisition of permits to take water from surface and underground sources, construct pipelines or handling facilities, drill wells or conduct other regulated activities. Such laws and regulations may also result in the incurrence of capital expenditures to mitigate or prevent releases of materials from our facilities or from customer locations where we are providing services, the imposition of substantial liabilities for pollution resulting from our operations, and the application of specific health and safety criteria addressing worker protection. Any failure on our part or the part of our customers to comply with these laws and regulations could result in restrictions on operations, assessment of administrative, civil and criminal penalties, delays, suspension or revocation of permits and issuance of corrective action orders or injunctions requiring the performance of investigatory, remedial or curative activities.

Our business activities present risks of incurring significant environmental costs and liabilities, including costs and liabilities resulting from our handling of produced water, because of air emissions and wastewater discharges related to our operations, and due to historical oilfield industry operations and waste disposal practices. Our business includes the operation of produced water handling facilities that pose risks of environmental liability, including potential leakage from produced water handling facilities to surface or subsurface soils, surface water or groundwater and obligations relating to remediating, plugging or decommissioning wells or other facility components. In addition, private parties, including the owners of properties upon which we perform services or neighboring properties, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. Some environmental laws and regulations may impose strict liability, without regard to fault or to the legality of the original conduct, and in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Remedial costs and other damages arising from environmental laws and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on our financial position, results of operations, cash flows and ability to pay future dividends on our Class A shares.

Laws and regulations protecting the environment generally have become more stringent over time and may continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. Changes in existing laws or regulations, or the adoption of new laws or regulations, could delay or curtail exploratory or developmental drilling for our E&P customers and could limit our well servicing opportunities. We may not be able to recover some or any of our costs of compliance with these laws and regulations from insurance. On January 20, 2025, President Trump issued a series of executive orders and memoranda signaling a shift in environmental and energy policy in the United States, including the revocation of approximately 80 executive orders issued by President Biden related to public health, the environment, climate change and climate-related financial risks. President Trump also declared a “national energy emergency,” directing agencies to expedite conventional energy projects. While the extent of the Trump Administration’s changes to the environmental regulatory landscape in the United States is unknown at this time, it is possible that such actions could prompt more activity from state and local legislative bodies and administrative agencies to pass stricter laws, regulations and other binding commitments, and additional changes in the future could impact our results of operation and those of our customers.

Unsatisfactory safety performance may negatively affect our customer relationships and, to the extent we fail to retain existing customers or attract new customers, adversely impact our revenues.

Our ability to retain existing customers and attract new business is dependent on many factors, including our ability to demonstrate that we can reliably and safely operate our business and stay current on constantly changing rules, regulations, training and laws. Existing and potential customers consider the safety record of their service providers to be of high importance in their decision to engage third-party servicers. If one or more accidents were to occur at one of our facilities, the affected customer may seek to terminate or cancel its use of our facilities or services and may be less likely to continue to use our services, which could cause us to lose substantial revenues. Further, our ability to attract new customers may be impaired if they elect not to purchase our third-party services because they view our safety record as unacceptable. In addition, it is possible that we will experience numerous or particularly severe accidents in the future, causing our safety record to deteriorate. This may be more likely as we continue to grow or if we experience high employee turnover or labor shortage or add inexperienced personnel.

We may face increased obligations relating to the future closure of our water handling facilities and may be required to provide an increased level of financial assurance to guarantee that the appropriate closure activities will occur for a water handling facility.

Operating produced water handling facilities generally requires us to establish performance bonds, letters of credit or other forms of financial assurance to address remediation and closure obligations. As we acquire additional water handling facilities or expand our existing water handling facilities, these obligations may increase. Additionally, in the future, regulatory agencies may require us to increase the amount of our closure bonds. Moreover, actual costs could exceed our expectations, as a result of, among other things, federal, state or local government regulatory action, increased costs charged by service providers that assist in closing water handling facilities and additional environmental remediation requirements. Increased regulatory requirements regarding our existing or future water handling facilities, including the requirement to pay increased closure and post-closure costs or to establish increased financial assurance for such activities could substantially increase our operating costs and have a material adverse effect on our results of operations, cash flows and financial position.

Increased regulation of hydraulic fracturing could result in reductions or delays in oil and natural gas production by our customers, which could reduce the volumes of produced water through our water infrastructure systems, which could adversely impact our revenues.

We do not conduct hydraulic fracturing operations, but our customers’ oil and natural gas production is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing is a well-stimulation process that utilizes large volumes of water and sand combined with fracturing chemical additives that are pumped at high pressure to crack open previously impenetrable rock to release hydrocarbons. Hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies. Some states, including those in which we operate, cities, and counties have adopted, or are considering adopting, laws and regulations that could impose more stringent disclosure and well construction requirements on hydraulic fracturing operations, or otherwise seek to ban some or all of these activities. Further, the U.S. Environmental Protection Agency (the “EPA”) and other federal agencies have asserted certain regulatory authority over hydraulic fracturing and has moved forward with various regulatory actions, including the issuance of regulations requiring green completions for hydraulically fractured wells and emission requirements for certain midstream equipment. In addition, the EPA and other federal agencies have conducted various studies concerning the potential environmental impacts of hydraulic fracturing activities. Certain environmental groups have also suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process; and legislation has been proposed from time to time by some members of the U.S. Congress to provide for such regulation. We cannot predict whether any such legislation will be enacted by the U.S. Congress and if so, what its provisions would be.

Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of produced water that move through our water infrastructure systems, which in turn could have a material adverse effect on our results of operations, cash flows and financial position.

We are subject to a series of risks related to climate change.

There are inherent environmental risks wherever business is conducted. Natural disasters and other environmental pressures, such as water scarcity, can have various adverse impacts on us or our customers. Climate change is expected to increase the frequency and severity of such events, as well as contribute to various chronic changes in meteorological and hydrological patterns that may result in similar impacts. For example, changes in the availability of water may impact our customers’ operations or otherwise impact demand for certain of our services. Societal efforts to address climate change may also result in various impacts from the actions of regulators, customers, capital providers and other stakeholders. See the risk factors titled “The results of operations of our customers may be materially impacted by efforts to transition to a lower-carbon economy, which could have a material adverse effect on our business, results of operation, cash flows and financial position” and “Increasing stakeholder attention to environmental, social and governance (“ESG”) matters may impact our or our customers’ business” for additional information.

The results of operations of our customers may be materially impacted by efforts to transition to a lower-carbon economy, which could have a material adverse effect on our business, results of operation, cash flows and financial position.

Concerns over the risk of climate change have increased the focus by global, regional, national, state and local regulators on greenhouse gas (“GHG”) emissions, including carbon dioxide emissions, and on transitioning to a lower-carbon future. A number of countries and states have adopted, or are considering the adoption of, regulatory frameworks to reduce GHG emissions. These regulatory measures may include, among others, adoption of cap-and-trade regimes, carbon taxes, increased energy efficiency standards, prohibitions or reductions on the sales of new automobiles with internal combustion engines, and tax credits, incentives or mandates for battery-powered or electric automobiles and/or wind, solar or other forms of alternative energy. These include laws such as the Inflation Reduction Act of 2022 (the “IRA”), which appropriates significant federal funding for renewable energy initiatives and amends the federal Clean Air Act (the “CAA”) to impose a first-time fee on the emission of methane from sources required to report their GHG emissions to the EPA. In May 2024, the EPA issued a final rule to implement the IRA’s methane fee, which starts at $900 per metric ton of waste emissions in 2024, increasing to $1,200 for 2025, and $1,500 for 2026 and beyond, and only applies to emissions that exceed the statutorily specified levels. However, on March 14, 2025, a joint Congressional resolution disapproved the EPA’s 2024 rule, and the rule is no longer in effect. While the future implementation or repeal of all or a portion of the IRA is uncertain at this time, it is possible that additional changes in the future could impact our results of operation and those of our customers. Compliance with changes in laws, regulations and obligations relating to climate change could result in increased costs of compliance for our customers or costs of consuming oil and natural gas products, and thereby reduce demand for the use of our land and resources, which could reduce our profitability. Changes in laws and regulations may also result in delays or increased costs associated with obtaining permits needed for oil and natural gas operations.

Additionally, our customers could incur reputational risk tied to changing customer or community perceptions of our customers’ contribution to, or detraction from, the transition to a lower-carbon economy. The evolution of global energy sources is affected by factors outside of our control, such as the pace of technological developments and related cost considerations, the levels of economic growth in different markets around the world and the adoption of climate change-related policies and incentives. These changing trends and perceptions could lower demand for oil and natural gas products, resulting in lower prices and lower revenues as consumers avoid carbon-intensive industries, and could also pressure banks and investment managers to shift investments and reduce lending.

Separately, banks and other financial institutions, including investors, may decide to adopt policies that restrict or prohibit investment in, or otherwise funding, us or our customers based on climate change-related concerns, which could affect our and our customers’ access to and cost of capital for potential growth projects. Additionally, insurers may decide to raise rates and/or cease insuring us or our customers based on climate change-related concerns.

Approaches to climate change and transition to a lower-carbon economy, including government regulation, company policies and consumer behavior, are continuously evolving. For example, in March 2024, the SEC issued a rule regarding climate change related disclosures, which has been stayed pending various legal challenges, although the SEC voted to end its defense of the rule in March 2025. Other policymakers, including several U.S. states, have also adopted or are considering adopting disclosure requirements on similar or more expansive matters. Any such disclosure or other climate-related requirements that we may become subject to could require us or our customers to incur significant costs and additional attention from management, including for the establishment of additional controls given the relatively novel nature of such reporting. At this time, we cannot predict how such approaches may develop or otherwise reasonably or reliably estimate their impact on us or our customers’ financial condition, results of operations and ability to compete. However, any long-term material adverse effect on the oil and natural gas industry may affect our results of operations, cash flows and financial position.

Increasing stakeholder attention to ESG matters may impact our or our customers’ business.

Companies across industries are facing increasing scrutiny from investors, regulators, customers and other stakeholders related to their climate, human capital and other ESG practices, for example, various ESG initiatives, leverage methodologies, data or standards that are complex and continue to evolve. We cannot guarantee that our approach to such matters will align with the expectations or preferences of any particular stakeholder. Moreover, various stakeholders have different, and at times conflicting, expectations, which can increase the complexity and cost of navigating such matters and associated risks.

Various institutional investors and other financial institutions have also incorporated ESG considerations into their decision-making. In some instances, capital providers make use of ESG scores or ratings, either developed internally or by third parties, such as organizations that provide proxy advisory services, to inform their decision-making; these ratings can be informed by various factors, including our disclosures (or failure to disclose on certain matters). Some capital providers have also announced plans to limit investments in fossil fuels or to more generally transition their portfolio to lower or net zero GHG emissions (generally over several decades). Any divestment or limitation of capital available to us or our customers in either debt or equity markets, as well as any changes in the availability of insurance or similar financial risk-mitigation products, may have an adverse impact on our business, financial condition or share price.

There are also increasing laws and regulations regarding ESG matters. For example, various policymakers (including the State of California and European Union) have adopted requirements for certain companies to prepare disclosures or take other actions on climate- or other ESG-related matters. See the risk factor titled “The results of operations of our customers may be materially impacted by efforts to transition to a lower-carbon economy, which could have a material adverse effect on our business, results of operation, cash flows and financial position.” As with other stakeholder expectations, these requirements are not uniform. Disclosures, whether voluntary or otherwise, may also increase the risk of stakeholder engagement by parties with varying views on such matters. Advocates and opponents of ESG matters have also increasingly turned to activism, including litigation, to advance their perspectives. For example, there have been increasingly nuanced claims of greenwashing against companies for alleged deficiencies in actions, methodologies or disclosures. Moreover, litigants have particularly targeted certain companies associated with the fossil fuel sector, alleging a variety of claims under tort, regulatory and investor/consumer protection theories seeking to either recover damages or constrain fossil fuel operations, which could adversely impact our business to the extent related to us or our customers.

Any failure to successfully navigate stakeholder expectations or regulatory requirements, including any change to existing laws and regulations or their interpretation, may result in increased costs, lower demand for our products and services, reputational harm, challenges with employee or customer attraction or retention, regulatory or investor engagement or other adverse impacts to our business. Our customers, business partners and other stakeholders are also often subject to similar expectations, which may augment or result in additional risks, including risks which may not be known to us.

The Endangered Species Act (“ESA”) and Migratory Bird Treaty Act (“MBTA”) govern our and our E&P customers’ operations and additional restrictions may be imposed in the future, which could have an adverse impact on our ability to expand some of our existing operations or limit our customers’ ability to develop new infrastructure on our land.

The ESA and comparable state laws restrict activities that may result in negative impacts to endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the MBTA and comparable state laws. To the degree that species listed or protected under the ESA, MBTA or similar state laws are identified in the areas where we and our customers operate, both our and our customers’ abilities to conduct or expand operations and construct facilities could be limited, and both we and our customers could be forced to incur additional material costs. Additionally, the United States Fish and Wildlife Service (“FWS”) may make future determinations on the listing of currently unlisted species as endangered or threatened under the ESA. For example, in January 2023, the FWS listed two distinct population segments (“DPS”) of the lesser prairie chicken as endangered for the Southern DPS and as threatened for the Northern DPS under the ESA, which live in certain areas in southeastern New Mexico and western Texas. In May 2024, the FWS designated the dunes sagebrush lizard as endangered under the ESA, which also live in certain areas in southeastern New Mexico and western Texas. The designation of previously unlisted species as endangered or threatened could indirectly cause us or our customers to incur additional costs, cause our or our customers’ operations to become subject to operating restrictions or bans and limit future development activity in affected areas, which developments could have a material adverse effect on our results of operations, cash flows and financial position.

Risks Related to Our Financial Condition

We may be unable to generate sufficient cash to service all of our indebtedness and financial commitments, and any future indebtedness could adversely affect our financial condition.

As of September 30, 2025, we had $1.7 billion of total debt outstanding. Our ability to make scheduled payments on, or to refinance, our indebtedness and financial commitments depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions including financial, business and other factors beyond our control, and may vary significantly from year to year. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods and we may be unable to generate sufficient cash flow to permit us to pay the principal, premium, if any, and interest on our indebtedness. Any insufficiency may impact our business.

If our cash flows and capital resources are insufficient to fund debt and other obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to raise additional capital or refinance or restructure our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be on unfavorable terms, including at higher interest rates, and may require us to comply with more restrictive covenants. The terms of our existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot assure you that any refinancing or restructuring would be possible, that any assets could be sold or that, if sold, the timing of the sales and the amount of proceeds realized from those sales would be favorable to us or that additional financing could be obtained on favorable terms, if at all. In addition, any failure to service our debt, including paying interest or principal on a timely basis, would likely result in a reduction of our credit rating, if any, which could harm our ability to incur additional indebtedness. In addition, if we fail to comply with the covenants or other terms of any agreements governing our debt, our lenders will have the right to accelerate the maturity of that debt and foreclose upon the collateral, if any, securing that debt.

Our indebtedness could have important consequences to you and significant effects on our business, including:

•
increasing our vulnerability to adverse changes in general economic, industry and competitive conditions and limiting our ability to address such changes;
•
requiring us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund general company and other purposes, including capital expenditures and dividend payments;
•
restricting us from exploiting business opportunities and making strategic acquisitions;
•
making it more difficult to satisfy our financial obligations, including payments on our indebtedness, and contractual and commercial commitments;
•
disadvantaging us when compared to our competitors that have less debt;
•
complying with covenants contained in the documents governing such indebtedness may require us to meet or maintain certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our industry, such as being able to take advantage of acquisition opportunities when they arise; and
•
increasing our borrowing costs or otherwise limiting our ability to borrow additional funds for the execution of our business strategy.

Finally, the agreements governing our outstanding indebtedness limit our ability to incur additional debt, but such agreements do not prohibit us from doing so. As a result, we could incur more indebtedness in the future, including indebtedness incurred in connection with the OpCo Credit Facility and the Notes, which would exacerbate the foregoing risks.

We are subject to interest rate risk, which may cause our debt service obligations to increase significantly. The weighted average interest rate on borrowings outstanding under our NDB credit facilities as of September 30, 2025 was 8.05% in the case of the NDB Revolving Credit Facility and 8.34% in the case of the NDB Term Loan borrowings. The weighted average interest rate on borrowings outstanding under our SDB Term Loan as of September 30, 2025 was 9.31%

Borrowings under our credit facilities bear interest at variable rates and expose us to interest rate risk. The weighted average interest rate on borrowings outstanding under our NDB credit facilities as of September 30, 2025 was 8.05% in the case of the NDB Revolving Credit Facility and 8.34% in the case of the NDB Term Loan borrowings. The weighted average interest rate on borrowings outstanding under our SDB Term Loan as of September 30, 2025 was 9.31%. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and we would be required to devote more of our cash flow to servicing our indebtedness.

In March 2022, the Federal Reserve began, and continued through 2023, to raise interest rates in an effort to curb inflation. Although the Federal Reserve reduced benchmark interest rates in 2024, we may continue to experience further financing cost increases if interest rates on borrowings, credit facilities and debt offerings increase compared to previous levels. Changes in interest rates, either positive or negative, may also affect the yield requirements of investors who invest in our Class A shares, and the elevated interest rate environment could have an adverse impact on the price of our Class A shares, or our ability to issue equity or incur debt for acquisitions or other purposes.

Changes to applicable tax laws and regulations, exposure to additional income tax liabilities, changes in our effective tax rates or an assessment of taxes resulting from an examination of our income or other tax returns could adversely affect our results of operations, cash flows and financial position, including our ability to repay our debt.

We are subject to various complex and evolving U.S. federal, state and local taxes. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect, and may have an adverse effect on our results of operations, cash flows and financial position, including our ability to repay our debt.

Changes in our effective tax rates or tax liabilities could also adversely affect our results of operations, cash flows and financial position. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•
changes in the valuation of our deferred tax assets and liabilities;
•
expected timing and amount of the release of any tax valuation allowances;
•
expansion into future activities in new jurisdictions;
•
the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities; and
•
tax effects of share-based compensation.

In addition, an adverse outcome arising from an examination of our income or other tax returns could result in higher tax exposure, penalties, interest or other liabilities that could have an adverse effect on our results of operations, cash flows and financial position.

We are subject to counterparty credit risk. Nonpayment or nonperformance by our customers could have an adverse effect on our results of operations, cash flows and financial position.

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers of their respective obligations. Although we maintain policies and procedures to limit such risks, our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them of their respective obligations and our inability to collect on outstanding payables or find substitute customers could have an adverse effect on our results of operations, cash flows and financial position. A decline in oil and natural gas prices could negatively impact the financial condition of our customers and sustained lower prices could impact their ability to meet their obligations to us. Further, our contract counterparties may not perform or adhere to our existing or future contractual arrangements. To the extent one or more of our contract counterparties is in financial distress or commences bankruptcy proceedings, contracts with these counterparties may be subject to renegotiation or rejection under applicable provisions of the Bankruptcy Code. Any material nonpayment or nonperformance by our contract counterparties due to inability or unwillingness to perform or adhere to contractual arrangements could adversely affect our results of operations, cash flows and financial position.

If we fail to comply with the restrictions and covenants in our credit facilities or our future debt agreements, there could be an event of default under the terms of such agreements, which could result in an acceleration of maturity.

A breach of compliance with any restriction or covenant in our credit facilities or any of our future debt agreements could result in a default under the terms of the applicable agreement, and our ability to comply with such restrictions and covenants may be affected by events beyond our control. As a result, we cannot assure you that we will be able to comply with these restrictions and covenants. A default could result in acceleration of the indebtedness and a declaration of all amounts borrowed, due and payable, which could have an adverse effect on us and negatively impact our ability to borrow. If an acceleration occurs, we may be unable to make all of the required payments and may be unable to find alternative financing. Even if alternative financing were available at that time, it may not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend our credit agreements or such future agreements governing our indebtedness or obtain necessary waivers on satisfactory terms.

Our obligations under our credit facilities are secured by first priority security interests in substantially all of our assets and various guarantees.

The amounts borrowed pursuant to the terms of our credit agreements are secured by substantially all of our and our subsidiaries’ present and after-acquired assets. Additionally, our obligations under our credit facilities are jointly and severally guaranteed by us and our material subsidiaries.

As a result of the above, in the event of the occurrence of a default under our credit facilities, the administrative agent may enforce its security interests (for the ratable benefit of the lenders under our credit facilities and the other secured parties) over our and/or our subsidiaries’ assets that secure the obligations under our credit facilities, take control of our assets and business, force us to seek bankruptcy protection or force us to curtail or abandon our current business plans. If that were to happen, you may lose all, or a part of, your investment in our Class A shares.

The unaudited pro forma condensed combined financial statements, and any other pro forma data, included herein are based on a number of preliminary estimates and assumptions and our actual results of operations, cash flows and financial position of may differ materially.

The unaudited pro forma condensed combined financial statements, and any other pro forma or pro forma, as adjusted, data, included herein is presented for illustrative purposes only, has been prepared based on available information and certain assumptions and estimates that we believe are reasonable, and is not necessarily indicative of what our actual financial position or results of operations would have been had the pro forma or pro forma, as adjusted, events been completed on the dates indicated. Further, our actual results and financial position after the pro forma or pro forma, as adjusted, events occur may differ materially and adversely from the pro forma or pro forma, as adjusted, information herein.

Risks Related to Our Corporate Structure and Our Class A Shares

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act, may increase our costs and divert management’s attention from other business concerns, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a result of the IPO, we became a public company, and, as such, we must comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the NYSE and NYSE Texas rules, with which we were not required to comply as a private company. Complying with these statutes, regulations and requirements occupy a significant amount of time of our board of directors and management and significantly increase our costs and expenses. We are continuing our efforts to:

•
institute a more comprehensive compliance function;
•
comply with rules promulgated by the NYSE and NYSE Texas;
•
prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws; and
•
involve and retain to a greater degree outside counsel and accountants in the above activities.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. Although we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC.

Additionally, as of October 6, 2025, we lost our status as an “emerging growth company” as defined in the JOBS Act and as such, we no longer are entitled to take advantage of specified reduced reporting requirements and relief from certain other significant requirements that are otherwise generally applicable to companies that are emerging growth companies. As a public company without emerging growth company status, we are required to increase our disclosures in periodic reports, proxy statements and other SEC filings compared to our historical filings. Compliance with these requirements will strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner. If our additional disclosures in future SEC filings are perceived as insufficient or inadequate by investors or regulatory authorities, the market price of our Class A shares could decline and we could be subject to actions by shareholders or regulatory authorities.

In addition, being a public company subject to these rules and regulations has increased our director and officer liability insurance expenses and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage in the future. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we experience any material weaknesses in the future or otherwise fail to develop or maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A shares.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results will be harmed. We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning in the year following our first annual report required to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We will take steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for our internal control over financial reporting.

If we identify one or more material weaknesses in our internal control over financial reporting during the evaluation and testing process, we may be unable to conclude that our internal controls are effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our Class A shares to decline. Internal control deficiencies could also result in a restatement of our financial results in the future or restrict our future access to the capital markets.

Future sales of Class A shares, or the perception that such sales may occur, may depress our share price, and any additional capital raised through the sale of equity or convertible securities may dilute your ownership in us.

We may in the future issue additional securities. The potential issuance of such additional shares may result in the dilution of the ownership interests of the holders of our Class A shares and may create downward pressure on the trading price of our Class A shares.

In addition, we have granted registration rights to our Legacy Owners, who hold 6,809,850 Class A shares, or approximately 15.7% of our Class A shares, and all of our Class B shares, pursuant to which we agreed to register under the federal securities laws the offer and resale of all Class A shares owned by, or underlying the Class B shares owned by, our Legacy Owners or certain of their affiliates or permitted transferees. Such Legacy Owners may exercise their rights under the registration rights agreement in their sole discretion, and sales pursuant to such rights may be material in amount and occur at any time. The sales of substantial amounts of our Class A shares or the perception that these sales may occur could cause the market price of our Class A shares to decline and impair our ability to raise capital. We also may grant additional registration rights in connection with any future issuance of our membership interests.

We cannot predict the size of future issuances of our Class A shares or securities convertible into Class A shares or the effect, if any, that future issuances and sales of shares of our Class A shares will have on the market price of our Class A shares. Sales of substantial amounts of our Class A shares (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our Class A shares.

We are a holding company. Our sole material asset is our equity interest in OpCo and accordingly, we will be dependent upon distributions from OpCo to pay taxes, make payments under the Tax Receivable Agreement and cover our corporate and other expenses.

We are a holding company and have no material assets other than our equity interest in OpCo, and we do not have any independent means of generating revenue. As such, our ability to pay our taxes and expenses or declare and pay dividends in the future is dependent upon the financial results and cash flows of OpCo and its subsidiaries and distributions we receive from OpCo. OpCo and its subsidiaries may not generate sufficient cash flow to distribute funds to us and applicable state law and contractual restrictions, including negative covenants in our debt instruments, may not permit such distributions.

OpCo is classified as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, OpCo’s taxable income is allocated to OpCo Unitholders, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of OpCo. In addition to tax expenses, we also incur expenses related to our operations, including obligations for payments under the Tax Receivable Agreement, which obligations could be significant.

The Limited Liability Company Agreement of OpCo, dated as of September 18, 2025 (the “OpCo LLC Agreement”) provides, subject to the terms of any current or future debt or other arrangements, for: (i) pro rata tax distributions to the OpCo Unitholders in an amount generally intended to allow us to satisfy our actual income tax liabilities with respect to our allocable share of the income of OpCo; (ii) pro rata tax distributions to the OpCo Unitholders in an amount generally intended to allow us to make payments under the Tax Receivable Agreement we entered into with OpCo and the TRA Holders in connection with the closing of the IPO and any subsequent tax receivable agreements that we may enter into in connection with future acquisitions; and (iii) to the extent cash is available, additional pro rata tax distributions to the OpCo Unitholders in an amount generally intended to allow the OpCo Unitholders (other than us) to satisfy their estimated tax liabilities with respect to their allocable share of the income of OpCo, based on certain assumptions and conventions. In addition, as the sole managing member of OpCo, we intend to cause OpCo to make pro rata distributions to all of its unitholders, including to us, in an amount sufficient to allow us to fund dividends to our shareholders to the extent our board of directors declares such dividends.

OpCo, however, is a distinct legal entity and may be subject to legal or contractual restrictions that, under certain circumstances, may limit our ability to obtain cash from it. If OpCo is unable to make distributions, we may not receive adequate distributions to pay our tax or other liabilities or to fund our operations (including, if applicable, as a result of an acceleration of our obligations under the Tax Receivable Agreement), which could have a material adverse effect on our results of operations, cash flows, financial position and ability to fund any dividends. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in a termination of the Tax Receivable Agreement and the acceleration of payments due under the Tax Receivable Agreement.

We have not adopted a formal written dividend policy nor have we adopted a dividend policy to pay a fixed amount of cash each quarter in respect of each Class A share or to pay an amount based on the achievement of, or amount derivable based on, any specific financial metrics. Any future dividends are within the absolute discretion of our board of directors. Our board of directors has not declared any dividends and may determine not to declare any dividends in the future. Our board of directors will take into account general economic and business conditions, our financial condition and results of operations, our cash flows from operations and current and anticipated cash needs, our capital requirements, legal, tax, regulatory and contractual restrictions, and implications of such other factors as our board of directors may deem relevant in determining whether, and in what amounts, to pay any such dividends in the future. In addition, our debt agreements may limit the amount of distributions that OpCo’s subsidiaries can make to OpCo and OpCo can make to us and the purposes for which distributions could be made. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Instruments” for further discussion of our debt agreements. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Any decision to pay cash dividends in the future will be made in the sole discretion of our board of directors. If we do not pay any cash dividends on our Class A shares, you may not receive a return on investment unless you sell your Class A shares for a price greater than that which you paid for them.

Any decision to declare and pay cash dividends in the future will be made in the sole discretion of our board of directors. We have not adopted, and do not expect to adopt, a formal written dividend policy. Our board of directors has not declared any dividends, and may determine not to declare any cash dividends in the future. Although our board of directors may elect to declare cash dividends, subject to our compliance with applicable law, and depending on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, legal, tax, regulatory and contractual restrictions (including any applicable restrictions in our debt agreements) and such other factors that our board of directors may deem relevant, there can be no assurance that it will do so. In addition, our ability to pay cash dividends is, and may be, limited by covenants of any current or future outstanding indebtedness we or our subsidiaries incur. There can be no assurance that we will pay dividends in the future or continue to pay any dividends if we do commence paying dividends. Any return on investment in our Class A shares may be solely dependent upon the appreciation of the price of our Class A shares on the open market, which may not occur.

Five Point has the ability to direct the voting of a majority of our common shares and control certain decisions with respect to our management and business, including certain consent rights and the right to designate more than a majority of the members of our board as long as it and its affiliates beneficially own at least 40% of our outstanding common shares, as well as lesser director designation rights as long as it and its affiliates beneficially own less than 40% but at least 10% of our outstanding common shares. Five Point’s interests may conflict with those of our other shareholders.

As of September 30, 2025, the Five Point Members owned 3,411,735 of our Class A shares and 58,682,925 of our Class B shares, representing approximately 50.3% of our voting power. Five Point’s beneficial ownership of greater than 50% of our common shares means Five Point is able to control matters requiring shareholder approval, including the election of directors, changes to our organizational documents, approval of acquisition offers and other significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A shares will be able to affect the way we are managed or the direction of our business. The interests of Five Point with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other shareholders.

Furthermore, in connection with the consummation of the IPO, we entered into a shareholders agreement, dated as of September 18, 2025 (the “Shareholders Agreement”), with the Five Point Members and Devon Holdco. The Shareholders Agreement provides that the Five Point Members have the right to designate more than a majority of the members of our board as long as they and their affiliates beneficially own at least 40% of our outstanding common shares, as well as lesser director designation rights as long as they and their affiliates beneficially own less than 40% but at least 10% of our outstanding common shares. So long as the Five Point Members or Devon Holdco, as the case may be, have the right to designate at least one director to our board, the Five Point Members or Devon Holdco, as applicable, also have the right to appoint a number of board observers, who will be entitled to attend all meetings of the board in a non-voting, observer capacity, equal to the number of directors that the Five Point Members or Devon Holdco, as applicable, is entitled to appoint. Additionally, for so long as the Five Point Members, collectively, or Devon Holdco, as the case may be, have beneficial ownership of at least 5% of our voting power, then the Five Point Members, collectively, or Devon Holdco, as applicable, will have the right to appoint one board observer.

In addition, under our First Amended and Restated Limited Liability Company Agreement (the “Operating Agreement”), for so long as the Five Point Members and certain affiliates beneficially own at least 40% of our outstanding common shares, we have agreed not to take, and will take all necessary action to cause our subsidiaries not to take, the following direct or indirect actions (or enter into an agreement to take such actions) without the prior consent of the designated representative of the Five Point Members (the “Five Point Representative”):

•
terminating our chief executive officer and/or hiring or appointing his or her successor;
•
removing the chairman of our board of directors and/or appointing his or her successor;
•
increasing or decreasing the size of our board of directors, any committees of our board or the governing body or committees of any of our subsidiaries;
•
agreeing to or entering into any transactions that would result in a change of control of WaterBridge or enter into definitive agreements with respect to a change of control transaction (other than, in each case, a sale of shares by a Five Point Member to a person that either results in (i) the Five Point Members ceasing to own at least 40% of our outstanding common shares or (ii) the Five Point Members and certain affiliates and Devon Holdco and certain affiliates ceasing to hold the ability to elect a majority of the members of the board of directors);
•
incurring debt for borrowed money (or liens securing such debt) in an amount that would result in outstanding debt for borrowed money that exceeds our Adjusted EBITDA for the four quarter period immediately prior to the proposed date of the incurrence of such debt by 4.00 to 1.00;
•
authorizing, creating (by way of reclassification, merger, consolidation or otherwise) or issuing any equity securities of any kind (other than pursuant to any equity compensation plan approved by our board of directors or a committee of our board of directors or intra-company issuances among WaterBridge and our subsidiaries);

•
the fullest extent permitted by applicable law, making any voluntary election to liquidate or dissolve or commence bankruptcy or insolvency proceedings or the adoption of a plan with respect to any of the foregoing or any determination not to oppose such an action or similar proceeding commenced by a third party; and
•
selling, transferring or disposing of assets outside the ordinary course of business in a transaction or series of transactions with a fair market value in excess of $10.0 million.

Additionally, for so long as the Five Point Members, collectively with their affiliates, beneficially own at least 10% of our outstanding common shares, the Company shall not, and shall take all necessary action to cause each member of the Company and its subsidiaries not to, directly or indirectly (whether by amendment, merger, consolidation, reorganization or otherwise), make (or enter into an agreement to make) any amendment, modification or waiver of our Operating Agreement or any other governing documents of the Company that materially and adversely affects any of the Five Point Members or any such member’s rights under our Operating Agreement without the prior consent of such member, which consent may be withheld in such member’s sole discretion.

The existence of the Five Point Members as significant shareholders may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company. Moreover, the concentration of share ownership with the Five Point Members and other Legacy Owners may adversely affect the trading price of our Class A shares to the extent investors perceive a disadvantage in owning shares of a company with significant shareholders.

In addition, the Five Point Members and other Legacy Owners may have different tax positions from us that could influence their decisions regarding whether and when to support the disposition of assets and the incurrence or refinancing of new or existing indebtedness. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any challenge by any taxing authority to our tax reporting positions may take into consideration tax or other considerations of the Five Point Members or other Legacy Owners, which may differ from the considerations of our other shareholders.

The Five Point Members and other Legacy Owners, as well as their affiliates, are not limited in their ability to compete with us, and may benefit from opportunities that might otherwise be available to us.

Our Operating Agreement provides that our officers and directors and their respective affiliates and certain of our Legacy Owners, as well as their officers, directors and affiliates (each an “Unrestricted Party”), are not restricted from owning assets or prohibited from engaging in other businesses or activities, including those that might be in direct competition with us, and that we renounce any interest or expectancy in any business opportunity that may from time to time be presented to them that would otherwise be subject to a corporate opportunity or other analogous doctrine under the Delaware General Corporation Law (the “DGCL”). In addition, the Unrestricted Parties may compete with us for investment opportunities and may own an interest in entities that compete with us. In particular, our Operating Agreement, subject to the limitations of applicable law, provides, among other things, that (i) the Unrestricted Parties may conduct business that competes with us and may make investments in any kind of property in which we may make investments, and (ii) if any of the Unrestricted Parties acquire knowledge of a potential business opportunity, transaction or other matter, they have no duty, to the fullest extent permitted by law, to communicate such offer to us, our shareholders or our affiliates.

We may refer any conflicts of interest or potential conflicts of interest involving any of the Unrestricted Parties to a conflicts committee, which must consist entirely of independent directors, for resolution. Additionally, our board of directors adopted a written related party transactions policy relating to the approval of related party transactions, pursuant to which any such transactions, including transactions with the Unrestricted Parties, will be reviewed and approved or ratified by our Audit Committee or such conflicts committee or pursuant to the procedures outlined in such policy.

Five Point or other Legacy Owners may become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Furthermore, such businesses may choose to compete with us for these opportunities, possibly causing these opportunities to not be available to us or causing them to be more expensive for us to pursue. This renouncing of our interest and expectancy in any business opportunity may create actual and potential conflicts of interest between us and Five Point and the other Legacy Owners and their affiliates, and result in less than favorable treatment of us and our shareholders if attractive business opportunities are pursued by Five Point or other Legacy Owners and their affiliates for their own benefit rather than for ours.

Certain of our directors and officers may have significant duties with, and spend significant time serving, other entities, including entities that may compete with us in seeking acquisitions and business opportunities, and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

Certain of our directors and officers, who are responsible for managing our business may hold positions of responsibility with other entities, including those that are in the energy industry, including LandBridge. The existing and potential positions held by these directors and officers may give rise to fiduciary or other duties that are in conflict with the duties they owe to us and may also otherwise require attention and time that could otherwise be devoted to our business. Although we expect that our directors and officers will initially spend a significant amount of their time on matters involving our business, we expect that they will also spend time on matters relating to other entities in which they are involved, including LandBridge. The ultimate allocation of our directors’ and officers’ time among us and such other entities will be subject to a variety of factors, including operational and business considerations. These directors and officers may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, such directors and officers may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and, as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our or your best interests.

A significant reduction by Five Point of its ownership interests in us could adversely affect us.

We believe that Five Point’s ownership interest in us provides it with an economic incentive to assist us to be successful. Upon the expiration of (or a waiver of) the applicable lock-up restrictions on transfers or sales of our securities following the completion of the IPO, Five Point will not be subject to any obligation to maintain its ownership interest in us and may elect at any time thereafter to sell all or a substantial portion of or otherwise reduce its ownership interest in us. If Five Point sells all or a substantial portion of its ownership interests in us, it may have less incentive to assist in our success and its affiliate(s) that are expected to serve as members of our board of directors may resign. Such actions could adversely affect our ability to successfully implement our business strategies, which could adversely affect our results of operations, cash flows and financial position.

The underwriters from the IPO may waive or release parties to the lock-up agreements entered into in connection with the IPO, which could adversely affect the price of our Class A shares.

We, all of our directors, all of our executive officers, our Legacy Owners and certain of their affiliates entered into lock-up agreements pursuant to which we and they are subject to certain restrictions with respect to the sale or other disposition of our Class A shares or securities convertible into or exercisable or exchangeable for Class A shares, including OpCo Units and Class B shares, for a period of 180 days following the closing date of the IPO. If the restrictions under the lock-up agreements are waived, then the Class A shares, subject to compliance with the Securities Act or exceptions therefrom, will be available for sale into the public markets, which could cause the market price of our Class A shares to decline and impair our ability to raise capital.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our Class A shares or if our operating results do not meet their expectations, our share price could decline.

The trading market for our Class A shares is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrades our Class A shares or if our operating results do not meet their expectations, our Class A share price could decline.

The market price of our Class A shares could be adversely affected by sales of substantial amounts of our Class A shares in the public or private markets or the perception in the public markets that these sales may occur, including sales by our Legacy Owners after the exercise of their Redemption Rights.

As of September 30, 2025, we had 43,264,850 Class A shares and 80,190,150 Class B shares outstanding. The Class A shares sold in the IPO are freely tradable without restriction under the Securities Act, except for any Class A shares that are held or acquired by our directors, officers or affiliates, which constitute “control securities” under the Securities Act. Any Class A shares that our Legacy Owners acquire through the exercise of the Redemption Right will be subject to resale restrictions under the 180-day lock-up agreement with the underwriters. Each of the lock-up agreements with the underwriters may be waived in the discretion of certain of the underwriters. Future sales by our Legacy Owners after the exercise of the Redemption Right (as described in the OpCo LLC Agreement) or sales by other large holders of our Class A shares in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our Class A shares or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to our Legacy Owners, who hold 6,809,850 Class A shares, or approximately

15.7% of our Class A shares, and all of our Class B shares, pursuant to which we agreed to register under the federal securities laws the offer and resale of all Class A shares owned by, or underlying the Class B shares owned by, our Legacy Owners or certain of their affiliates or permitted transferees. Alternatively, we may be required to undertake a future public or private offering of Class A shares and use the net proceeds from such offering to purchase an equal number of OpCo Units, with the cancellation of a corresponding number of Class B shares, from certain of our Legacy Owners.

We may sell additional Class A shares in future offerings. Sales of substantial amounts of our Class A shares (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our Class A shares.

We cannot predict the size of future issuances of our Class A shares or securities convertible into Class A shares or the effect, if any, that future issuances and sales of our Class A shares will have on the market price of our Class A shares. Sales of substantial amounts of our Class A shares (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our Class A shares.

We are a “controlled company” within the meaning of the NYSE and NYSE Texas rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.

The Five Point Members collectively hold a majority of the voting power of our common shares. As a result, we are a controlled company within the meaning of the NYSE and NYSE Texas rules. Under the NYSE rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company, and under NYSE Texas rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a controlled company. Under NYSE and NYSE Texas rules, controlled companies may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:

•
a majority of the board of directors consist of independent directors as defined under the rules of the NYSE and NYSE Texas;
•
the nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•
the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

These requirements will not apply to us as long as we remain a controlled company. A controlled company does not need its board of directors to have a majority of independent directors or to form independent compensation and nominating and governance committees. We currently utilize all of these exemptions. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the rules of the NYSE and NYSE Texas.

If at any time we cease to be a controlled company, including upon the earlier of (i) the Five Point Members ceasing to collectively own 40.0% of our combined voting power and (ii) the Initial Shareholders (as defined in the Shareholders’ Agreement) ceasing to collectively own 50.0% or more of our combined voting power, we intend to take all action necessary to comply with the Sarbanes-Oxley Act and the NYSE and NYSE Texas rules, including by appointing a majority of independent directors to our board of directors and establishing a compensation committee and a nominating and corporate governance committee, each composed entirely of independent directors, subject to a permitted “phase-in” period.

Our Operating Agreement, as well as Delaware law, contains provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A shares and deprive our investors of the opportunity to receive a premium for their shares.

Our Operating Agreement authorizes our board of directors to issue preferred shares without shareholder approval in one or more series, designate the number of shares constituting any series and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption prices and liquidation preferences of such series. If our board of directors elects to issue preferred shares, it could be more difficult for a third party to acquire us.

In addition, certain provisions of our Operating Agreement could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our shareholders. Among other things, such provisions of our Operating Agreement include:

•
providing that after the Five Point Members, Devon and their affiliates no longer beneficially own or control the voting of more than 40% of our outstanding common shares (the “Trigger Event”), our board of directors will be divided into three classes that are as nearly equal in number as is reasonably possible and each director will be assigned to one of three classes, with each class of directors elected for a three-year term to succeed the directors of the same class whose terms are then expiring; provided that the Five Point Members shall have the right to designate the initial class assigned to each director immediately following the occurrence of the Trigger Event;
•
prohibiting cumulative voting in the election of directors;
•
providing that after the Trigger Event, the affirmative vote of the holders of not less than 66 2/3% in voting power of all then-outstanding common shares entitled to vote generally in the election of our board of directors, voting together as a single class, will be required to remove any director from office, and such removal may only be for “cause”;
•
providing that after the Trigger Event, all vacancies, including newly created directorships, may, except as otherwise required by the terms of the Shareholders’ Agreement, law or, if applicable, the rights of holders of a series of preferred shares, only be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, or by a sole remaining director;
•
providing that after the Trigger Event, shareholders will not be permitted to call special meetings of shareholders;
•
providing that after the Trigger Event, our shareholders may not act by written consent and may only act at a duly called annual or special meeting;
•
establish advance notice procedures with respect to shareholder proposals and nominations of persons for election to our board of directors, other than nominations made by or at the direction of our board of directors or any committee thereof; and
•
providing that a majority of our board of directors is expressly authorized to adopt, or to alter or repeal our Operating Agreement.

Pursuant to our Operating Agreement, for so long as the Five Point Members and certain affiliates beneficially own at least 40% of our outstanding common shares, we will agree not to take, and will take all necessary action to cause our subsidiaries not to take, certain direct or indirect actions (or enter into an agreement to take such actions) without the prior consent of the Five Point Representative.

Our Operating Agreement designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders and the federal district court in Delaware as the sole and exclusive forum for Securities Act claims, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our Operating Agreement provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the Superior Court of the State of Delaware, or, if the Superior Court of the State of Delaware does not have jurisdiction, the United States District Court for the District of Delaware, in each case, subject to that court having personal jurisdiction over the indispensable parties named defendants therein) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our shareholders, (iii) any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of the Delaware Limited Liability Company Act (the “Delaware LLC Act”) or our Operating Agreement or (iv) any action asserting a claim against us or any director or officer or other employee of ours that is governed by the internal affairs doctrine, provided that the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Securities Act, for which a suit must be brought in the federal district court in Delaware, or the Exchange Act, for which our Operating Agreement does not designate an exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in our common shares will be deemed to have notice of, and consented to, the provisions of our Operating Agreement described in the preceding sentence. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our Operating Agreement inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our results of operations, cash flows and financial position.

There are certain provisions in our Operating Agreement regarding fiduciary duties of our directors, exculpation and indemnification of our officers and directors and the approval of conflicted transactions that differ from the DGCL in a manner that may be less protective of the interests of our public shareholders and restrict the remedies available to shareholders for actions taken by our officers and directors that might otherwise constitute breaches of fiduciary duties if we were subject to the DGCL.

Our Operating Agreement contains certain provisions regarding exculpation and indemnification of our officers and directors and the approval of conflicted transactions that differ from the DGCL in a manner that may be less protective of the interests of our public shareholders. For example, our Operating Agreement provides that to the fullest extent permitted by applicable law our directors or officers will not be liable to us. In contrast, under the DGCL, a director or officer would be liable to us for (i) breach of duty of loyalty to us or our shareholders, (ii) intentional misconduct or knowing violations of the law that are not done in good faith, (iii) improper redemption of shares or declaration of dividends or (iv) a transaction from which the director derived an improper personal benefit.

Pursuant to our Operating Agreement and indemnification agreements, we must indemnify our directors and officers for acts or omissions to the fullest extent permitted by law. In contrast, under the DGCL, a corporation can only indemnify directors and officers for acts and omissions if the director or officer acted in good faith, in a manner he or she reasonably believed to be in or not opposed to the best interest of the corporation, and, in a criminal action, if the officer or director had no reasonable cause to believe his or her conduct was unlawful.

Additionally, our Operating Agreement provides that in the event a potential conflict of interest exists or arises between any of our directors, officers, equity owners or their respective affiliates, including Five Point, on the one hand, and us, any of our subsidiaries or any of our public shareholders, on the other hand, a resolution or course of action by our board of directors shall be deemed approved by all of our shareholders, and shall not constitute a breach of the fiduciary duties of members of our board of directors to us or our shareholders, if such resolution or course of action (i) is approved by a conflicts committee, which is composed entirely of independent directors, (ii) is approved by shareholders holding a majority of our common shares that are disinterested parties, (iii) is determined by our board of directors to be on terms that, when taken together in their entirety, are no less favorable than those generally provided to or available from unrelated third parties or (iv) is determined by our board of directors to be fair and reasonable to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us). In contrast, under the DGCL, a corporation is not permitted to exempt board members from claims of breach of fiduciary duty under such circumstances.

Accordingly, our Operating Agreement may be less protective of the interests of our public shareholders, when compared to the DGCL, insofar as it relates to the exculpation and indemnification of our officers and directors.

In certain circumstances, OpCo will be required to make tax distributions to OpCo Unitholders, and such tax distribution may be substantial. To the extent we receive tax distributions in excess of our actual tax liabilities and retain such excess cash, the OpCo Unitholders would benefit from such accumulated cash balances if they exercise their Redemption Right.

The OpCo LLC Agreement provides, subject to the terms of any current or future debt or other arrangements, for: (i) pro rata tax distributions to the OpCo Unitholders in an amount generally intended to allow us to satisfy our actual income tax liabilities with respect to our allocable share of the income of OpCo; (ii) pro rata tax distributions to the OpCo Unitholders in an amount generally intended to allow us to make payments under the Tax Receivable Agreement we entered into with OpCo and the TRA Holders in connection with the closing of the IPO and any subsequent tax receivable agreements that we may enter into in connection with future acquisitions; and (iii) to the extent cash is available, additional pro rata tax distributions to the OpCo Unitholders in an amount generally intended to allow the OpCo Unitholders (other than us) to satisfy their estimated tax liabilities with respect to their allocable share of the income of OpCo, based on certain assumptions and conventions. For this purpose, the determination of available cash will take into account, among other factors, (i) the existing indebtedness and other obligations of OpCo and its subsidiaries and their anticipated borrowing needs, (ii) the ability of OpCo and its subsidiaries to take on additional indebtedness on commercially reasonable terms, (iii) capital expenditures and (iv) cash reserves for the proper conduct of our business.

The amount of such additional tax distributions to allow the OpCo Unitholders (other than us) to satisfy their assumed tax liabilities will be determined based on certain assumptions, including assumed income tax rates, and will be calculated after taking into account other distributions (including other tax distributions) made by OpCo. Additional tax distributions may significantly exceed the actual tax liability for many of the OpCo Unitholders, including us. Our board of directors will determine the appropriate uses for any such excess cash, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash) to our shareholders. If we retain the excess cash we receive from such distributions, the OpCo Unitholders would benefit from any value attributable to such accumulated cash balances as a result of their exercise of the Redemption Right. However, we may take steps to eliminate any material excess cash balances, which could include, but are not necessarily limited to, a distribution of the excess cash to holders of our Class A shares or the reinvestment of such cash in OpCo for additional OpCo Units. We may also adjust the exchange ratio between OpCo Units and our Class A shares to take into account any material excess cash balances that we retain.

In addition, the tax distributions that OpCo may be required to make may be substantial, and the amount of any additional tax distributions OpCo is required to make likely will exceed the tax liabilities that would be owed by a corporate taxpayer similarly situated to OpCo. Funds used by OpCo to satisfy its obligation to make tax distributions will not be available for reinvestment in our business, except to the extent we or certain other OpCo Unitholders use any excess cash received to reinvest in OpCo for additional OpCo Units. In addition, because cash available for additional tax distributions will be determined by taking into account the ability of OpCo and its subsidiaries to take on additional borrowing, OpCo may be required to increase its indebtedness in order to fund additional tax distributions. Such additional borrowing may adversely affect our results of operations, cash flows and financial position by, without limitation, limiting our ability to borrow in the future for other purposes, such as capital expenditures, and increasing our interest expense and leverage ratios.

The Tax Receivable Agreement with the TRA Holders (as defined below) requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we are required to make will be substantial.

In connection with the closing of the IPO, we entered into a tax receivable agreement (the “Tax Receivable Agreement”) with OpCo and certain of our shareholders party thereto (the “TRA Holders”). Under the Tax Receivable Agreement, we are required to make cash payments to the TRA Holders equal to 85% of the amount of cash tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize (calculated using certain assumptions), as a result of Existing Basis, Basis Adjustments, Historical NOLs and Interest Deductions (each as defined below). The actual amount of cash tax savings will depend on, among other things, changes in the relevant tax law, whether we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement and the timing of any future redemptions or exchanges of OpCo Units. We will depend on cash distributions from OpCo to make payments under the Tax Receivable Agreement. Any payments made by us to the TRA Holders under the Tax Receivable Agreement will generally reduce the amount of cash that might have otherwise been available to us. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the purchase of OpCo Units and OpCo Unit exchanges, and the resulting amounts we are likely to pay out to the TRA Holders pursuant to the Tax Receivable Agreement; however, we estimate that such payments will be substantial.

The payment obligation is an obligation of us and not of OpCo. Any payments made by us to the TRA Holders under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid by us. Payments under the Tax Receivable Agreement are not conditioned upon one or more of the TRA Holders maintaining a continued ownership interest in OpCo or us. Furthermore, if we experience a Change of Control (as defined in the OpCo LLC Agreement), which includes certain mergers, asset sales and other forms of business combinations, our (or our successor’s) future payments under the Tax Receivable Agreement for each taxable year after any such event would be based on certain assumptions (instead of our or our successor’s actual, realized cash tax savings), including an assumption that we would have sufficient taxable income to fully use all potential tax benefits that are subject to the Tax Receivable Agreement. This payment obligation could (i) make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are subject to the Tax Receivable Agreement, (ii) result in holders of our Class A shares receiving substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation and (iii) require us to make payments under the Tax Receivable Agreement that are greater than the specified percentage of our actual cash tax savings, which would negatively impact our liquidity. Accordingly, the TRA Holders’ interests may conflict with those of the holders of our Class A shares.

In addition, decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments made under the Tax Receivable Agreement. For example, the earlier disposition of assets following a redemption or exchange of OpCo Units may accelerate the recognition of associated tax benefits for which we would be required to make payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before a redemption or exchange of OpCo Units may increase the tax liability of the TRA Holders (or their transferees or assignees) without giving rise to any rights to receive payments under the Tax Receivable Agreement with respect to tax attributes associated with such assets.

The ability to generate tax assets covered by the Tax Receivable Agreement, and the actual use of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges of OpCo Units by, or purchases of OpCo Units from, the TRA Holders (or their transferees or other assignees), the price of our Class A shares at the time of the redemption, exchange or purchase; the extent to which such redemptions, exchanges or purchases are taxable; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the tax rates and laws then applicable and the portion of our payments under the Tax Receivable Agreement constituting imputed interest.

In certain cases, payments under the Tax Receivable Agreement to the TRA Holders may be accelerated and/or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that if (i) we materially breach any of our material obligations thereunder or the Tax Receivable Agreement is rejected by operation of law or (ii) we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments would be accelerated and become immediately due and payable. The amount due and payable in those circumstances is based on the present value (at a discount rate equal to the secured overnight financing rate (“SOFR”) plus 100 basis points) of projected future tax benefits that are based on certain assumptions, including an assumption that we would have sufficient taxable income to fully use all potential future tax benefits that are subject to the Tax Receivable Agreement Based on such assumptions, if we were to exercise our termination right, or if the Tax Receivable Agreement is otherwise terminated, immediately following the consummation of the IPO, the aggregate amount of the termination payments would be approximately $589.2 million. In addition, upon a change of control our (or our successor’s) payments under the Tax Receivable Agreement for each taxable year after any such event would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully use all potential tax benefits that are subject to the Tax Receivable Agreement.

As a result of the foregoing, we would be required to make an immediate cash payment that may be made significantly in advance of the actual realization, if any, of such future tax benefits. We could also be required to make cash payments to the TRA Holders that are greater than 85% of the actual cash tax savings we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise. We may not be able to fund or finance our obligations under the Tax Receivable Agreement.

We will not be reimbursed for any payments made to the TRA Holders under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which are complex and factual in nature, and the IRS or another taxing authority may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient’s rights and obligations under the Tax Receivable Agreement, then our ability to settle such challenges may be restricted by the rights of the TRA Holders pursuant to the Tax Receivable Agreement, and such restrictions apply for as long as the Tax Receivable Agreement remains in effect. In addition, we will not be reimbursed for any cash payments previously made to the TRA Holders under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a TRA Holder are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a TRA Holder will be netted against any future cash payments that we might otherwise be required to make to such TRA Holder under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a TRA Holder for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments we made previously under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of 85% of the actual cash tax savings that we realize in respect of the tax attributes with respect to a TRA Holder that are the subject of the Tax Receivable Agreement.

If OpCo were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result, and we would not be able to recover payments we previously made under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

We intend to operate such that OpCo does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, redemptions of OpCo Units pursuant to the Redemption Right (or our Call Right (as described in the OpCo LLC Agreement)) or other transfers of OpCo Units could cause OpCo to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that redemptions or other transfers of OpCo Units qualify for one or more such safe harbors. For example, we intend to limit the number of OpCo Unitholders, and the OpCo LLC Agreement, provides for limitations on the ability of OpCo Unitholders to transfer their OpCo Units and provides us, as managing member of OpCo, with the right to impose restrictions (in addition to those already in place) on the ability of OpCo Unitholders to redeem their OpCo

Units pursuant to the Redemption Right to the extent we believe that it is necessary to ensure that OpCo will continue to be classified as a partnership for U.S. federal income tax purposes.

If OpCo were to become a publicly traded partnership, significant tax inefficiencies might result for us and for OpCo, including as a result of our inability to file a consolidated U.S. federal income tax return with OpCo. In addition, we may not be able to realize tax benefits covered under the Tax Receivable Agreement, and we would not be able to recover any payments previously made by us under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of OpCo’s assets) were subsequently determined to have been unavailable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Securities

On September 18, 2025, pursuant to the Contribution and Reorganization Agreement, (a) the Five Point Members, Devon Holdco and Elda River contributed approximately $80,200 in cash to WaterBridge in exchange for the issuance of an aggregate 80,190,150 Class B shares to the Five Point Members, Devon Holdco and Elda River and (b) WaterBridge issued 3,411,735 Class A shares and 3,398,115 Class A shares to WBR Holdings and GIC, respectively, in exchange for the equity interests in WBEF directly or indirectly held by each of them and contributed to WaterBridge in connection with the WaterBridge Combination and the Corporate Reorganization.

After giving effect to the WaterBridge Combination transactions and Corporate Reorganization transactions, including the IPO, (a) the Five Point Members collectively own 3,411,735 of our Class A shares and 58,682,925 of our Class B shares; (b) Devon Holdco owns 17,757,225 of our Class B shares; (c) Elda River owns 3,750,000 of our Class B shares; (d) GIC owns 3,398,115 of our Class A shares.

Our Class B shares have no economic rights but entitle holders to one vote per Class B share on all matters to be voted on by shareholders generally. Holders of Class A shares and Class B shares will vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or by our Operating Agreement.

These securities were issued pursuant to the exemption from registration for sales of securities not involving a public offering as set forth in Rule 506(d) promulgated under the Securities Act and in Section 4(a)(2) of the Securities Act. Each of the parties receiving such securities is an accredited investor for purposes of Rule 501 of Regulation D.

(b)
Use of Proceeds

On September 16, 2025, our Registration Statement on Form S-1 (File No. 333-289823) was declared effective by the SEC for the IPO, pursuant to which we registered and sold an aggregate of 36,455,000 Class A shares, including the underwriters’ option to purchase 4,755,000 additional Class A shares, at a price of $20.00 per share to the public. The sale of WaterBridge’s Class A shares resulted in gross proceeds of $729.1 million to WaterBridge and net proceeds of $672.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses. The material terms of the IPO are described in the Prospectus. J.P. Morgan Securities LLC and Barclays Capital Inc. acted as lead book-running managers and representatives of the underwriters in the IPO.

WaterBridge used approximately $228.2 million of the net proceeds of the IPO to purchase certain OpCo Interests from Elda River, and contributed the remaining net proceeds of the IPO to OpCo in exchange for newly issued OpCo Units. OpCo used approximately $130.0 million of the net proceeds from the IPO to repay certain outstanding indebtedness of WaterBridge Operating, NDB Operating and Desert Environmental. On October 6, 2025, OpCo used an additional $303.9 million of the remaining net proceeds to repay all outstanding borrowings and accrued interest under the NDB Term Loan and SDB Term Loan. The remainder of the net proceeds was retained for general company purposes, including funding working capital and future growth projects.

There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus for the IPO.

(c)
Issuer Purchases of Equity Securities.

Neither we nor any affiliated purchaser repurchased any of our equity securities during the period covered by this Quarterly Report on Form 10‑Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)
Trading arrangements and policies.

During the three months ended September 30, 2025, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a “Rule 10b5‑1 trading arrangement” or “non‑Rule 10b5‑1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S‑K.

Item 6. Exhibits

Exhibit Number	Description
3.1

Certificate of Formation of WaterBridge Infrastructure LLC (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑289823) filed with the SEC on August 22, 2025).

3.2

First Amended and Restated Limited Liability Company Agreement of WaterBridge Infrastructure LLC, dated as of September 18, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K (File No. 001‑42850) filed with the SEC on September 18, 2025).

4.1

Registration Rights Agreement, dated as of September 18, 2025, by and among WaterBridge Infrastructure LLC, WBR Holdings LLC, NDB Holdings LLC, Desert Environmental Holdings LLC, Devon WB Holdco L.L.C., Elda River Infrastructure WB LLC and Ashburton Investment Pte. Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K (File No. 001‑42850) filed with the SEC on September 18, 2025).

10.1†

WaterBridge Infrastructure LLC Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (File No. 001‑42850) filed with the SEC on September 18, 2025).

10.2†	Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K (File No. 001‑42850) filed with the SEC on September 24, 2025).
10.3

Amended and Restated Limited Liability Company Agreement of WBI Operating LLC, dated as of September 18, 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (File No. 001‑42850) filed with the SEC on September 18, 2025).

10.4

Shareholders’ Agreement, dated as of September 18, 2025, by and among WaterBridge Infrastructure LLC, WBR Holdings LLC, NDB Holdings LLC, Desert Environmental Holdings LLC and Devon Holdco L.L.C. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8‑K (File No. 001‑42850) filed with the SEC on September 18, 2025).

10.5

Tax Receivable Agreement, dated as of September 18, 2025, by and among WaterBridge Infrastructure LLC, WBI Operating LLC, WBR Holdings LLC, NDB Holdings LLC, Desert Environmental Holdings LLC, Devon WB Holdco L.L.C., Elda River Infrastructure WB LLC and Ashburton Investment Pte. Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K/A (File No. 001‑42850) filed with the SEC on September 24, 2025).

10.6#

Contribution and Corporate Reorganization Agreement, dated as of September 8, 2025, by and among WaterBridge Infrastructure LLC, WBR Holdings LLC, NDB Midstream LLC, WaterBridge Equity Finance LLC, Desert Environmental LLC, WaterBridge Resources LLC, WaterBridge Co-Invest LLC, WaterBridge Co-Invest II LLC, WaterBridge II LLC, NDB Holdings LLC, Devon WB Holdco L.L.C., Desert Environmental Holdings LLC, WB 892 LLC, Elda River Infrastructure WB LLC and Ashburton Investment Private Limited, and each other person who becomes a party thereto in accordance with the terms of the agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8‑K (File No. 001‑42850) filed with the SEC on September 18, 2025).

10.7#

Third Amendment to Credit Agreement, dated as of September 19, 2025, by and among WaterBridge Midstream Operating LLC (formerly WaterBridge NDB Operating LLC), as borrower, the lenders party thereto, and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (File No. 001‑42850) filed with the SEC on September 24, 2025).

10.8#

First Amendment to Credit Agreement, dated as of September 19, 2025, by and among WaterBridge Midstream Operating LLC, as borrower, Truist Bank, as administrative agent and collateral agent, and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (File No. 001‑42850) filed with the SEC on September 24, 2025).

10.9#

Revolving Credit Agreement, dated as of September 26, 2025, among WBI Operating LLC, Truist Bank, as the administrative agent, the collateral agent, the issuing bank and a lender, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (File No. 001‑42850) filed with the SEC on September 29, 2025).

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-289823) filed with the SEC on September 3, 2025).
31.1*

Certification of Chief Executive Officer of WaterBridge Infrastructure LLC pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer of WaterBridge Infrastructure LLC pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of WaterBridge Infrastructure LLC pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes‑Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of WaterBridge Infrastructure LLC pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes‑Oxley Act of 2002.
101.INS*	XBRL Instance Document ‑ the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

# Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S‑K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC on request.

† Identifies management contracts and compensatory plans or arrangements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2025	WaterBridge Infrastructure LLC

	By:	/s/ Scott McNeely
	Name: Title:	Scott McNeely Chief Financial Officer (Principal Financial Officer)