Form 10-K
period 2025-12-31
WaterBridge Infrastructure LLC
filed 2026-03-16
CIK 2064947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
NYSE Texas, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Class A shares representing limited liability company interests (“Class A shares”) held by non-affiliates of the registrant as of June 30, 2025: $0.

As of March 13, 2026, the registrant had 43,264,850 Class A shares and 80,190,150 Class B shares representing limited liability company interests (“Class B shares”) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2026 Annual Meeting of Shareholders, which will be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

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

Delaware Basin. A geological depositional and structural basin in West Texas and southeastern New Mexico, which is a part of the Permian Basin.

Desert Environmental. Desert Environmental LLC, a Delaware limited liability company and subsidiary of the Company.

Desert Holdings. Desert Environmental Holdings LLC, a Delaware limited liability company and portfolio company of funds affiliated with Five Point.

Devon Holdco. Devon WB Holdco L.L.C., a Delaware limited liability company.

E&P. Oil and natural gas exploration and production.

E&P companies. Oil and natural gas exploration and production companies, including producers and/or operators.

Elda River. Elda River Infrastructure WB LLC, a Delaware limited liability company.

Five Point. Five Point Infrastructure LLC, a Delaware limited liability company and our financial sponsor.

GAAP. Accounting principles generally accepted in the United States of America.

GIC. Ashburton Investment Private Limited, an affiliate of Singapore’s sovereign wealth fund.

Incentive Units. Management incentive units consisting of time‑based awards of profits interests.

LandBridge. LandBridge Company LLC, a Delaware limited liability company (NYSE: LB), and its subsidiaries.

LandBridge Holdings. LandBridge Holdings LLC, a Delaware limited liability company and portfolio company of funds affiliated with Five Point.

Legacy Owners. WBR Holdings, NDB Holdings, Desert Holdings, Devon Holdco, Elda River and GIC, collectively.

MBbls. One thousand barrels.

MBbl/d. One thousand barrels per day.

Mineral interest. A real-property interest that grant ownership of oil and natural gas under a tract of land and the rights to explore for, develop, and produce oil and natural gas on that land or to lease those exploration and development rights to a third party.

MVC. Minimum volume commitment.

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

Produced water handling facilities. Facilities employed for the treatment, handling and disposal of produced water.

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

WTI. West Texas Intermediate, a grade of crude oil used as a benchmark in oil pricing.

Cautionary NOTE Regarding Forward-Looking Statements

The information in this Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Annual Report regarding our strategy, future operations, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, words such as “may,” “assume,” “forecast,” “could,” “would,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “objective,” “budget” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events at the time such statements were made. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the section entitled “Risk Factors” included elsewhere in this Annual Report. By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Annual Report are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations, cash flows and financial position and could cause actual results to differ materially from those in such forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

•
our customers’ demand for and use of our services;
•
the domestic and foreign supply of, and demand for, energy sources, including the impact of actions relating to oil price and production controls by the members of the Organization of Petroleum Exporting Countries (“OPEC”), Russia and other allied producing countries (together with OPEC, “OPEC+”), with respect to oil production levels and announcements of potential changes to such levels;
•
our reliance on a limited number of customers, as well as our operations in the Delaware Basin, for a substantial majority of our revenues;
•
our ability to enter into favorable contracts with our customers, including the prices we are able to charge and the margins we are able to realize;
•
commodity price volatility and trends related to changes in commodity prices, and our customers’ ability to successfully navigate such volatility;
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
our ability to pay dividends;
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
•
our liquidity and our ability to access the capital markets on favorable terms, or at all, which depends on general market conditions, including the impact of inflation, tariffs, interest rates and related governmental policies and potential economic recession;
•
the effects of geopolitical conflicts, domestic political uncertainties or armed conflict in oil and natural gas producing regions, including increased hostilities in the Middle East, including Iran, which may decrease demand for oil and natural gas or contribute to volatility in the prices for oil and natural gas, which could decrease demand for our services;
•
our level of indebtedness and our ability to service our indebtedness;
•
our ability to integrate future acquisitions and manage related growth;
•
our ability to recruit and retain key management and employees;
•
actions taken by the federal or state governments, such as executive orders or new or expanded regulations, that may impact future energy production in the U.S.;
•
changes in laws and regulations (or the interpretation thereof), such as the One Big Beautiful Bill Act (the “OBBBA”), including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate brackish water transfer, carbon pricing, pipeline construction, data privacy, taxation or emissions, leasing, permitting or drilling and various other environmental matters, in particular, those intended to address seismic activity or overpressurization;
•
changes in effective tax rates, or adverse outcomes resulting from other tax increases or an examination of our income or other tax returns and tax inefficiencies;
•
the severity and duration of world health events, natural disasters or inclement or hazardous weather conditions, including cold weather, hurricanes, fires, droughts, earthquakes, flooding and tornadoes;
•
evolving cybersecurity risks, such as those involving unauthorized access, third-party provider defects and service failures, denial-of-service attacks, malicious software, data privacy breaches by employees or other service providers, insider or others with authorized access, cyber or phishing attacks, ransomware, social engineering, physical breaches or other actions; and
•
other factors discussed elsewhere in this Annual Report including in the section titled “Risk Factors.”

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the operation of business in our industry. We disclose important factors that could cause our actual results to differ materially from our expectations under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A shares are described under “Risk Factors,” included in this Annual Report. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC. Should one or more of the risks or uncertainties described in this Annual Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

All forward-looking statements, expressed or implied, included in this Annual Report are expressly qualified in their entirety by this cautionary note. This cautionary note should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report.

Summary Risk Factors

An investment in our Class A shares involves risks and uncertainties that may materially adversely affect our business, financial condition and results of operations and cash flows. Some of the more significant challenges and risks relating to an investment in the Company are summarized below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in “Part I, Item 1A ─ Risk Factors” in this Annual Report.

Risks Related to Our Business and Operations

•
Our revenues are substantially dependent on ongoing oil and natural gas exploration, development and production activity in our areas of operation.
•
The willingness of E&P companies to engage in drilling, completion and production activities in our areas of operation is substantially influenced by the market prices of oil and natural gas, which are highly volatile.
•
Our business is dependent upon the willingness of E&P companies to outsource their water management requirements, and we compete with other water management providers to meet these needs.
•
We cannot predict the rate at which our customers will develop acreage that is dedicated to us or the areas they will decide to develop.
•
Our success largely depends on the produced water volumes we handle, which are dependent on certain factors beyond our control. Any decrease in the volumes of produced water that we handle, whether because of natural declines, producer inactivity or otherwise, could have a material adverse effect on our business and operating results.
•
A majority of our revenue is derived from our operations in the Delaware Basin, making us vulnerable to risks associated with geographic concentration generally and the Delaware Basin specifically, including basin-specific supply and demand factors, regulatory changes and severe weather impacts that could have a material adverse effect on our business.
•
We generally do not own in fee the land on which our pipelines and water handling facilities are located. Our inability to acquire or retain necessary access to land on commercially reasonable terms in order to provide services for our customers or obtain new business could result in disruptions to our operations.
•
Our operations depend upon access to available pore space in subsurface geologic formations by which we can dispose of produced water. Our inability to acquire new pore space or our loss of existing pore space may negatively impact our ability to service new and existing customers.
•
The growth of our business through acquisitions may expose us to various risks, including those relating to difficulties in identifying suitable, accretive acquisition opportunities and integrating businesses, assets and personnel, as well as difficulties in obtaining financing for targeted acquisitions and the potential for increased leverage or debt service requirements.
•
We may not be successful in pursuing additional commercial opportunities to serve customers outside the oil and natural gas sector.
•
Technological advancements in connection with alternatives to hydraulic fracturing could decrease the demand for our services or require us to implement or acquire new technologies at a significant cost.
•
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
•
The fees charged to customers under our agreements for the gathering, transportation or handling of produced water may not escalate sufficiently to cover increases in costs.
•
Growing or adapting our business by constructing new infrastructure subjects us to construction risks and risks that supplies for such infrastructure will not be available upon completion thereof.

•
A loss of one or more significant customers could have a material adverse effect on our results of operations, cash flows and financial position.

Risks Related to Environmental and Other Regulations

•
Our produced water handling operations expose us to potential regulatory risks.
•
Legislation or regulatory initiatives intended to address seismic activity, over-pressurization or subsidence could restrict drilling, completion and production activities, as well as our ability to handle produced water gathered from our customers, which could have a material adverse effect on our results of operations, cash flows and financial position.
•
The results of operations of our customers may be materially impacted by efforts to transition to a lower-carbon economy, which could have a material adverse effect on our business, results of operation, cash flows and financial position.

Risks Related to Our Financial Condition

•
We may be unable to generate sufficient cash to service all of our indebtedness and financial commitments, and any future indebtedness could adversely affect our financial condition.
•
We are subject to interest rate risk, which may cause our debt service obligations to increase significantly.
•
We are subject to counterparty credit risk. Nonpayment or nonperformance by our customers could have an adverse effect on our results of operations, cash flows and financial position.
•
If we fail to comply with the restrictions and covenants in our 2025 Revolving Credit Facility (as defined below), Indentures (as defined below) or future debt agreements, there could be an event of default under the terms of such agreements, which could result in an acceleration of maturity.

Risks Related to Our Corporate Structure and Our Class A Shares

•
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), will increase demands on our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.
•
If we experience any material weaknesses in the future or otherwise fail to develop or maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A shares.
•
Future sales of Class A shares, or the perception that such sales may occur, may depress our share price, and any additional capital raised through the sale of equity or convertible securities may dilute your ownership in us.
•
We are a holding company. Our principal asset is our equity interest in OpCo and accordingly, we are dependent upon distributions from OpCo to pay taxes, make payments under the Tax Receivable Agreement (as defined below) and cover our corporate and other expenses.
•
Any decision to pay cash dividends in the future will be made in the sole discretion of our board of directors. If we do not pay any cash dividends on our Class A shares, you may not receive a return on investment unless you sell your Class A shares for a price greater than that which you paid for them.
•
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
•
The Five Point Members and other Legacy Owners, as well as their affiliates, are not limited in their ability to compete with us, and may benefit from opportunities that might otherwise be available to us.

•
Certain of our directors and officers may have significant duties with, and spend significant time serving, other entities, including entities that may compete with us in seeking acquisitions and business opportunities, and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

PART I

Item 1. Business

WaterBridge was formed on April 11, 2025 as a Delaware limited liability company to serve as the issuer in an initial public offering of equity, which closed on September 18, 2025 (the “IPO”). WaterBridge is a holding company, the principal asset of which is units representing limited liability company interests (“OpCo Units”) in OpCo. WaterBridge is also the sole managing member of OpCo. Unless otherwise indicated or the context otherwise requires, references in this Annual Report to “WaterBridge,” “us,” “we,” “our” or the “Company” are to (i) WaterBridge NDB Operating LLC (“NDB Operating”), one of our predecessors for SEC reporting purposes, and its subsidiaries, for periods prior to the completion of the combination and reorganization transactions in connection with the IPO and (ii) WaterBridge and its subsidiaries for periods following the completion such transactions. For more information on the IPO and the combination and reorganization transactions, please see “WaterBridge Combination” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

We are a leading integrated, pure-play water infrastructure company with operations predominantly in the Delaware Basin, the most prolific oil and natural gas basin in North America. We believe that our strategically located network, substantial scale and built-in operational redundancies provide a competitive advantage in attracting customers and allow us to achieve significant operating and capital efficiencies. We operate the largest integrated produced water infrastructure network in the United States through which we provide water management solutions to oil and natural gas E&P companies under long-term contracts, which include gathering, transporting, recycling and handling produced water. We also operate two energy waste management facilities for the disposal of non-hazardous waste resulting from oil and gas E&P activities, branded under Desert Environmental. Our synergistic relationship with LandBridge, a leading Delaware Basin land management company, provides us preferential access to significant underutilized pore space in and around the Delaware Basin that is necessary to meet the E&P industry’s evolving water handling needs. We manage our extensive infrastructure network through the use of our fit-for-purpose technology solutions, including our state-of-the-art centralized operations center and proprietary water forecasting platform, which enable us to monitor, measure and forecast water volumes in real-time across our infrastructure network and provide our customers with reliable and efficient water management solutions.

The transportation, treatment and handling of produced water is crucial to oil and natural gas production. Water naturally exists in subsurface geologic formations that contain oil and natural gas deposits and is produced alongside, and typically in higher volumes than, hydrocarbons throughout the full life cycle of oil and natural gas wells. Produced water must be reliably separated and handled in order for these wells to be brought online and remain in production. Due to the significant produced water volumes in the Delaware Basin in particular, our operations are critical to the ability of E&P companies to develop and produce oil and natural gas over the life cycle of a well.

Our Assets

Our current areas of operation include the Delaware Basin in West Texas and New Mexico, the Eagle Ford Basin in South Texas and the Arkoma Basin in Oklahoma. As of December 31, 2025, our infrastructure network included approximately 2,500 miles of pipelines and 201 produced water handling facilities with approximately 4.7 million bpd of produced water handling capacity supported by approximately 2.4 million acres dedicated to us under long-term, fixed-fee contracts with E&P companies. This network is supported by our field personnel and automated in-field equipment, including pumps, valves and cameras that are managed by our operations center on a continuous basis.

We have an established track record of developing significant produced water infrastructure to meet the operational needs of our customers. From January 1, 2018 to December 31, 2025, we constructed approximately 1,000 miles of pipelines and 76 produced water handling facilities across our areas of operation, as well as Desert Environmental’s two energy waste management facilities. In particular, during 2025, we constructed large-diameter produced water transportation pipelines and related handling facilities with an initial capacity of 450,000 bpd and the ability to increase capacity to approximately 600,000 bpd, to transport and handle produced water from bpx energy’s development locations in Reeves County, Texas. This infrastructure is underpinned by long-term transportation and disposal agreements with bpx energy that include 10-year MVCs.

In addition, we are currently constructing the Speedway Pipeline, which will extend across the northern Delaware Basin and connect Eddy and Lea Counties to out-of-basin pore space in the Central Basin Platform owned by LandBridge. The initial phase of the Speedway Pipeline, which we anticipate will be completed and in service during the third quarter of 2026, will have a throughput capacity of 500,000 bpd. On February 23, 2026, we announced the launch of an open season to support the construction of the Speedway Pipeline Phase II, which is anticipated to provide incremental throughput capacity of up to 500,000 bpd to out-of-basin pore space located in the Central Basin Platform, for a total expected throughput capacity of up to 1.0 million bpd once fully constructed. The construction and commissioning of any expansion project, including the Speedway Pipeline, is subject to numerous uncertainties, and we can provide no assurances that any such project will be executed on the terms or on the timetables estimated for such expansion project.

We and LandBridge also entered into agreements with Texas Pacific Land Company (“TPL”), one of the largest landowners in Texas, to provide reciprocal crossing rights across an approximately 64,000 acre area of mutual interest (“AMI”) near and along the Texas-New Mexico state border that, together with our access to LandBridge’s surface acreage, provides us access to semi-contiguous, or checkerboarded, acreage necessary to develop large scale water infrastructure assets in the area. Through these agreements, we have access to TPL’s surface within the AMI for pipeline rights of way and the right to operate produced water handling facilities within the AMI as well as the exclusive right to market and sell produced water within the AMI, subject to customary royalty and revenue-sharing payments.

Note: Map as of March 2026. The open season for Phase II of the Speedway Pipeline project was announced in February of 2026 and is scheduled to end in April 2026. Development and construction of Phase II of the Speedway Pipeline is dependent on future commercialization and market viability.

The table below includes a summary of our operating assets, produced water handling capacity, acreage dedications, AMI acres and percentage of produced water handling volumes by area of operation as of December 31, 2025.

	Pipeline Miles(1)(2)	Water Handling Facilities(2)(3)	Handling Capacity (Bbl/d)	Acreage Dedications (acres)	AMI Acres	Percentage of Water Handling Volumes
Delaware
Operating	1,814	171	4,103,850	827,381	3,108,551	89%
Under development	110	11	365,000	-	-	-
Total Delaware	1,924	182	4,468,850	827,381	3,108,551	89%
Eagle Ford
Operating	457	18	412,500	874,303	880,299	9%
Under development	-	-	-	-	-	-
Total Eagle Ford	457	18	412,500	874,303	880,299	9%
Arkoma
Operating	270	12	195,440	733,069	2,623,209	2%
Under development	-	-	-	-	-	-
Total Arkoma	270	12	195,440	733,069	2,623,209	2%
Combined Total	2,651	212	5,076,790	2,434,753	6,612,059	100%
(1)
Excludes gas transportation pipelines.
(2)
Includes assets that are expected to be placed into service in 2026.
(3)
Includes produced water disposal wells and other recycling and reuse facilities.

Our Business Model

Our business model focuses on establishing long-term operating relationships with E&P companies to develop water infrastructure solutions throughout the full life cycle of their oil and natural gas wells. These relationships are generally characterized by long-term, fixed-fee customer contracts, with 71% of our long-term contracts having an initial primary term of at least 15 years. As of December 31, 2025, our long-term, fixed-fee customer contracts had a weighted average remaining life of approximately 10.4 years and included approximately 2.4 million acres dedicated to us.

Our long-term contracts are structured similarly to traditional crude gathering contracts. Key features of our long-term contracts include:

•
Long Term – an initial term of 15 years for a majority of our long-term contracts, with a weighted-average remaining term of approximately 10.4 years as of December 31, 2025;
•
Fixed Fee – a per-barrel fixed fee charged to transport and handle produced water volumes;
•
Acreage Dedications and AMIs – dedications of large acreage positions in which, other than diverted volumes described below, all produced water is required to be handled by our integrated network and, for certain of our contracts, AMIs designating areas in which producers will dedicate subsequently acquired or leased acreage and oil and natural gas wells to us;
•
MVCs – for certain of our contracts, MVCs, which require our customers to deliver, or pay for the delivery of, certain minimum volumes of produced water over specific time periods, which often serve to underwrite return thresholds on initial capital outlays and are intended to generate predictable cash flows;
•
Fee Escalators – annual fee escalation tied to the Consumer Price Index (“CPI”) or similar inflation index for substantially all of our long-term contracts; and
•
Fees for Diverted Volumes – a per-barrel fixed fee for produced water volumes diverted by customers subject to acreage dedications prior to delivery to us, or redelivered by us, or for use in drilling and completion operations, which fees approximate or exceed the same net margin we would have received had we transported and handled the diverted or redelivered volumes. In addition, we typically receive the exclusive right to recycle produced water volumes generated by our customers from their dedicated acreage.

In addition to organic growth opportunities, we routinely evaluate opportunities to acquire produced water assets owned by E&P companies or third-party water infrastructure companies. We believe that scale is critical for operational and capital efficiency of water handling and that there will be opportunities to expand our existing network through opportunistic acquisitions. Several of our customers commenced or expanded their commercial relationship with us by selling their water assets to us and signing long-term contracts in connection with the sale. We expect to continue to prioritize acquisitions of producer-owned water infrastructure assets over third-party assets due, in part, to the opportunity to enter into favorable long-term contracts as part of the transaction.

Sources of Revenue

We generate revenue primarily by charging produced water handling fees for transporting produced water for disposal into our produced water handling facilities and, to a lesser extent, by providing raw or recycled produced water to customers for reuse in drilling and completion operations. By focusing on produced water handling, our revenues are tied primarily to the long-life production of oil and natural gas wells rather than drilling activity, which can be more cyclical in nature. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Generate Revenue” for further discussion.

Our Relationship with LandBridge

We share a financial sponsor, Five Point, and our management team with LandBridge. As of December 31, 2025, LandBridge owned or managed more than 315,000 surface acres in and around the Delaware Basin. Five Point and our management team initially formed LandBridge to acquire, manage and expand a strategic land position in the heart of the Delaware Basin to support the development of our large-scale produced water infrastructure.

We believe that expected future growth of produced water volumes in the Delaware Basin will require additional, underutilized pore space to allow for proper sequestration. LandBridge’s surface acreage is strategically located in proximity to significant producer activity and has access to largely underutilized pore space, offering critical capacity for produced water handling. As of December 31, 2025, we operated approximately 1.5 million bpd of produced water handling capacity on LandBridge’s surface acreage, with approximately 3.2 million bpd of additional permitted capacity available to us for future development. We have the exclusive right to construct up to 36 initial produced water handling facilities on a portion of LandBridge’s surface acreage located along the eastern portion of the Texas-New Mexico state border, with contracted access for additional facilities in excess of that amount. We believe that our relationship with LandBridge and our preferential access to largely underutilized pore space, when combined with our management team’s extensive experience in the produced water industry, are competitive strengths.

Our Relationship with Five Point

Five Point is a private equity and infrastructure investor focused on investments within the North American water management, surface management, powered land and sustainable infrastructure sectors. Five Point acquires and develops in-basin assets, provides growth capital and builds industry-leading companies with experienced management teams and large E&P partners.

Our Relationship with Devon

We entered into a long-term, strategic partnership with Devon Energy Corporation (“Devon”) in the Delaware Basin in 2023. In connection with that transaction, we and Devon entered into a long-term agreement pursuant to which Devon committed to us all of its produced water within a large AMI, including an initial dedication of approximately 52,000 acres, and contributed 18 produced water handling facilities with approximately 375,000 bpd of permitted capacity and approximately 210 miles of produced water pipelines for gathering, transportation, disposal and reuse in exchange for an equity interest in our predecessor. For the year ended December 31, 2025, Devon was one of our largest customers by volume and accounted for approximately $98 million of our water-related revenues, which represented approximately 19% of our total water-related revenues for the year.

Devon owns 17,757,225 Class B shares, representing 14.4% of our common shares, and 14.4% of the outstanding OpCo Units.

Our Operations

We operate the largest produced water infrastructure network in the United States through which our companies provide E&P companies with water management solutions, which include the gathering, transportation, treatment, recycling and handling of produced water, all under long-term contracts. Our infrastructure network includes an integrated network of pipelines that transport water to our water handling facilities where we remove solids and any residual skim oil from the water. Once the water has been processed at our water handling facilities, we either dispose of the water or recycle the water for use in future drilling operations. We also believe there will be future opportunities for beneficial reuse of the water for agricultural and industrial purposes, which could provide us with additional revenue opportunities. The integrated nature of our assets is critical to providing our customers with flow assurance and enables us to distribute large volumes of water gathered within concentrated oil and natural gas producing areas across our network. We believe that our ability to optimize our infrastructure network enables us to be more capital efficient relative to producer-owned water infrastructure or smaller-scale, third-party water infrastructure.

Water Gathering and Transportation Pipeline Network

Our water gathering and transportation pipeline network transports water from the wellsite to our water handling facilities. As of December 31, 2025, we operated approximately 2,500 miles of water pipelines. As our E&P customers have continued to drill longer laterals with large pad developments that include more wells drilled from a single pad, the volumes of water concentrated within a single surface location has increased. There are no viable long-term alternatives to pipeline transportation of water volumes produced from new pad developments, and, unlike gas production, a producer cannot flare water if takeaway infrastructure is constrained. We believe that the necessity of transporting water away from the wellsite by pipeline makes our water gathering and transportation pipeline network critical infrastructure, as our customers would be forced to shut-in their production without reliable water handling capacity.

Water Handling Facilities

When water is transported from the wellsite or central gathering facility, it typically contains salt, chemicals and/or skim oil. At our water handling facilities, we filter and treat produced water and either inject it into underground disposal wells or recycle the treated water for further use in drilling activities. As of December 31, 2025, we operated 201 produced water handling facilities with approximately 4.7 million bpd of produced water handling capacity. In the process of treating produced water at our water handling facilities, we often recover residual skim oil that remains in the water stream. We generate revenue by selling that skim oil at prevailing market prices, less applicable discounts.

Water Solutions

We sell brackish and produced water to our customers for use in their drilling and completion operations. We also provide produced water treatment and recycling services and sell recycled water to our customers for use in drilling and completion operations. We charge contracted fees per barrel of water sold.

Energy Waste Management Facilities

As our energy waste management business, Desert Environmental owns and operates two fluid waste reclamation facilities, one stationary treatment facility and two solid waste management facilities in the Delaware Basin, all newly constructed as of 2023. Desert Environmental’s state-of-the-art solid waste facilities have advanced processing capabilities with ample remaining solid waste facilities capacity that can handle more than 20 years of waste at current activity levels. Desert Environmental’s reclamation facilities are co-located with our solid waste facilities and use advanced separation technologies to extract hydrocarbons from solid and fluid waste products with the capacity to handle more than 200 trucks per day. Additionally, we believe that Desert Environmental is well-positioned to benefit from the ongoing shift towards closed-loop disposal systems, which would result in additional volumes available for capture in our energy waste management business.

Gas Transportation

We also own gas transportation pipelines in Oklahoma and earn fees related to that service.

Operations Management

We operate a purpose-built, centralized communication hub for our business that is staffed 24 hours per day, seven days per week for coordinating field operations and managing external stakeholder communications, leveraging over 880 live camera feeds, 50,000 direct control inputs per month and various monitoring systems to track pressures, temperatures, flow rates and equipment performance. Beyond safety and monitoring, the operations center provides field automation capabilities that remotely optimize injection processes, control pumps and valves and regulate power usage, delivering significant labor cost savings and operational efficiencies. We further enhance our data-driven operations through our proprietary WAVE software platform, a custom forecasting tool that we developed in-house that integrates field-level data with reservoir modeling to generate daily operational and planning forecasts, optimize capacity utilization and capital deployment and provide customers with insights into system capacities, hydraulics and flowback planning.

Customers and Contracts

Our customers include many of the top-tier operators in the regions in which we operate, including bpx energy, Chevron Corporation, Devon, EOG Resources, Inc. and Permian Resources Corporation. We serve our customers primarily under long term, fixed-fee contracts that contain acreage dedications or MVCs, with annual fee escalators tied to the CPI or similar inflation index. For the year ended December 31, 2025, our top five customers by revenue consisted of Devon, Permian Resources Corporation, bpx energy, Mewbourne Oil Company and EOG Resources, Inc, which collectively represented approximately 51% of our total water-related revenue for the year. We expect to continue to execute long-term contracts with existing and new customers as we continue to expand our water infrastructure network.

Organic Growth Opportunities

We intend to continue to grow our business through organic growth and strategic acquisitions. We intend to expand by securing long-term, fee-based contracts that generate predictable cash flows by providing water management solutions to our customers in support of their increasing water management requirements. Additionally, our unique relationships with LandBridge and TPL provide us with advantaged access to pore space for incremental disposal capacity, which we view as a key competitive differentiator in pursuing new and expanded commercial agreements.

We also expect ongoing consolidation opportunities as E&P companies increasingly seek to divest their water infrastructure assets or outsource water management to third party operators due to flow assurance and operational and capital efficiency of leveraging a larger, integrated third-party network. We employ a rigorous framework when evaluating potential acquisitions, pursuing accretive opportunities involving high-quality, complementary water infrastructure assets. Any acquisition must compete favorably against alternative uses of our capital, including organic growth projects, shareholder dividends, share repurchases and debt reduction. Since 2018, we have completed more than 30 separate acquisitions and have demonstrated a track record of successfully integrating these assets into our broader network.

Competition

We primarily compete with water infrastructure assets owned by E&P companies and with other third-party water midstream companies. Our competition is primarily relevant as it relates to new commercial agreements. Due to the long-term nature of our existing acreage dedication contracts, we may be able to grow through existing contracts with our existing customers without the necessity of entering into additional commercial agreements.

We believe that many of the E&P companies that continue to own their own water infrastructure would benefit from outsourcing their water management needs and selling their assets due to the capital efficiencies that can be realized from leveraging a larger, integrated network to manage produced water volumes. Additionally, we believe that our large-scale, fully integrated network, combined with our advantaged access to pore space as a result of our partnerships with LandBridge and TPL, differentiates us from other third-party water midstream companies that lack the scale required to address the challenges faced by our customers.

Seasonality

Our operations are not subject to significant seasonal variation in demand or supply.

Insurance

Our business is subject to all of the inherent and unplanned operating risks normally associated with the transportation, treating and handling of produced water. Such risks include weather, fire, explosion, pipeline disruptions and mishandling of fluids, any of which could result in damage to, or destruction of, gathering and storage facilities and other property, environmental pollution, injury to persons or loss of life. As protection against financial loss resulting from many, but not all, of these operating hazards inherent to our business, our insurance coverage includes commercial general liability, employer’s liability, directors and officers’ liability, environmental and pollution liability and other coverage. While we cannot guarantee that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage, or that these levels of insurance will be available in the future at economical prices, we believe that this insurance coverage is appropriate and consistent with industry practice. We will continue to evaluate our policy limits and deductibles as they relate to the overall cost and scope of our insurance program.

Environmental and Occupational Health and Safety Matters

Our operations and the operations of our customers are subject to numerous federal, state and local environmental laws and regulations relating to pollution, worker health and safety, the discharge of hazardous and non-hazardous materials and environmental protection. These laws and regulations may, among other things: require the acquisition of permits for regulated activities; govern the amounts and types of substances that may be released into the environment in connection with our operations; restrict the way we handle or dispose of wastes; limit or prohibit our or our customers’ activities in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; require investigatory and remedial actions to mitigate pollution conditions that may be caused by our operations or attributable to our former operations; and impose specific standards addressing worker protections. Numerous governmental agencies issue regulations to implement and enforce these laws, for which compliance is often costly and difficult. The violation of these laws and regulations may result in the denial, cancellation, suspension, or revocation of permits, issuance of corrective action orders, assessment of administrative and civil penalties and even criminal prosecution.

The following is a summary of the more significant existing environmental and occupational health and safety laws and regulations to which our business operations and the operations of our customers are subject.

Hazardous Substances and Hydrocarbon Wastes

Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances, non-hazardous wastes, hazardous wastes and petroleum hydrocarbons. These laws and regulations generally regulate the generation, storage, treatment, transportation and disposal of non-hazardous and hazardous waste and may impose strict liability and joint and several liability for the investigation and remediation of affected areas where hazardous substances may have been released or disposed.

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), which is also known as Superfund, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the former and present owners and operators of the site where the release occurred and the transporters and generators of hazardous substances found at the site. Under CERCLA, such persons may be subject to joint and several liability and strict liability for the costs of investigating and remediating the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We handle materials that may be regulated as hazardous substances as defined under CERCLA, or similar state statutes, in the course of our ordinary operations, but we are unaware of any liabilities for which we may be held responsible that would have a material adverse effect on us.

We also generate and accept for disposal from our customers wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. RCRA regulates the generation, storage, treatment, transportation and disposal of both non-hazardous and hazardous wastes, but it imposes more stringent requirements on the management of hazardous wastes. In the course of our or our customers’ operations, some amounts of ordinary industrial wastes are generated that may be regulated as hazardous wastes. Most E&P waste, if properly handled, is exempt from regulation as a hazardous waste under RCRA. However, it is possible that certain E&P waste now classified as non-hazardous waste and exempt from regulation as hazardous wastes may in the future be designated and regulated as “hazardous wastes” under RCRA or other applicable statutes. Any revision to the RCRA exclusion for drilling fluids, produced water and related wastes could result in an increase in the costs to manage and dispose of generated wastes and could have a material adverse effect on our operations.

In the course of our operations, some of our storage and process vessels, piping work areas and other equipment may be exposed to naturally occurring radioactive material (“NORM”) associated with oil and gas production. NORM-contaminated scale deposits and other accumulations exhibiting trace levels of naturally occurring radiation in excess of established state standards are subject to special handling and disposal requirements, and any storage and process vessels, piping and work areas affected by NORM may be subject to remediation or restoration requirements. It is possible that we may incur costs or liabilities associated with elevated levels of NORM.

Subsurface Injections

Our underground injection operations are subject to the Safe Drinking Water Act (“SDWA”), as well as analogous state laws and regulations. Under the SDWA, U.S. Environmental Protection Agency (the “EPA”) established the Underground Injection Control (“UIC”) program, which sets minimum requirements for state and local programs regulating underground injection activities. The UIC program includes requirements for permitting, testing, monitoring, record keeping and reporting of injection activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. State regulations require us to obtain a permit from the applicable regulatory agencies to operate our produced water handling facilities. We believe that we have obtained the necessary permits from these agencies for our underground injection wells and that we are in substantial compliance with permit conditions and state rules.

Although we monitor the disposal process of produced water, any potential leakage from the subsurface portions of our produced water handling facilities could cause degradation of fresh groundwater resources, potentially resulting in suspension, adverse modification, or revocation of our UIC permit, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third-parties for contamination, natural resource damage, property damages and personal injuries. Also, some states have considered laws mandating the recycling of produced water. Our business is designed to take advantage of the increased use of recycling and reuse trends that may change existing industry dynamics, providing our business with increased flexibility and strengthening our competitive position.

Some experts have concluded that the injection of produced water into certain underground formations may trigger seismic activity. In March 2016, the U.S. Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico and Arkansas. In response to these concerns, some federal and state agencies are investigating whether disposal wells have caused increased seismic activity. Also, regulators in some states, including Texas and Oklahoma, have adopted, and other states are considering adopting, additional requirements related to seismic safety, including imposing certain restrictions on the permitting of disposal wells or otherwise to assess any relationship between seismicity and the use of disposal wells, which has resulted in some states restricting, suspending or shutting down the use of such injection wells temporarily or permanently. We continue to pursue alternative technologies to disposal, including desalination and recycling technologies, which we believe will be a critical part of the future of produced water handling, particularly in regions that are likely to experience increased regulation of water use and produced water handling activities.

Water Discharges

The Clean Water Act (“CWA”), Oil Pollution Act of 1990 (“OPA”), and analogous state laws and regulations impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other oil and gas wastes, into regulated waters and impose requirements affecting our ability to conduct activities in waters and wetlands. Pursuant to the CWA and analogous state laws and regulations, permits must be obtained to discharge pollutants into regulated waters, including discharge of stormwater or discharge into ground water. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. The scope of these regulated waters has been subject to controversy and revisions in recent years. To the extent any rule or regulation expands the scope of the CWA’s jurisdiction, we and our customers could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Additionally, many states have similar requirements that apply to state waters where federal jurisdiction ends, and as a result, under most circumstances, discharges of pollutants reaching any permanent waterbodies will likely be regulated. If our operations cause a release of oil or other wastes into regulated waters, we could also become liable for clean-up costs and various damages under the OPA. Notably, the scope of the OPA includes certain hazardous wastes that are exempt from regulation under CERCLA and RCRA, such as wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a spill, rupture or leak of hydrocarbons, including in produced water, from a well, storage tank, or container. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA, OPA, and analogous state laws and regulations. To the extent the scope of the CWA’s or the OPA’s jurisdiction is expanded in areas where we or our customers operate, it could impose additional permitting and other obligations on us and our customers, and we could face increased costs and delays with respect to obtaining permits. Such developments could also increase compliance expenditures or mitigation costs, contribute to delays, restrictions, or cessation of the development of projects, and also reduce the rate of production of oil and natural gas from producers with whom we have a business relationship and, in turn, could have a material adverse effect on our results of operations, cash flows and financial position.

Air Emissions & Climate Change

The federal Clean Air Act (the “CAA”) and comparable state laws, regulate emissions of various air pollutants through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us or our customers to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain or renew permits has the potential to delay our customers’ development of oil and gas projects. Failure to obtain, maintain, or comply with a permit could result in the imposition of administrative, civil and criminal penalties.

In addition, in recent years concerns over the risk of climate change have generally increased the focus by global, regional, national, state and local regulators to reduce emissions of greenhouse gases (“GHGs”); however, presently, no comprehensive climate change legislation has been implemented at the federal level in United States. Nevertheless, several states and geographic regions in the United States have adopted legislation and regulations to address GHG emissions, primarily through the development of emission inventories or regional GHG cap-and-trade programs. Independent of the U.S. Congress, the EPA has adopted regulations controlling GHG emissions under its existing authority under the CAA. Our customers’ operations are subject to such GHG emissions regulations. For example, the EPA previously finalized New Source Performance Standards, known as Subpart OOOO, that require certain new, modified or reconstructed facilities in the oil and gas sector to reduce methane gas and volatile organic compound emissions by using certain equipment-specific emissions control practices. However, in March 2025, the EPA announced plans to reconsider its methane regulations and issued an interim final rule delaying implementation of its most recent methane standards, and has separately proposed to repeal or otherwise modify multiple other rules relating to GHG emissions in line with the Trump Administration’s deregulatory agenda. Litigation challenging the EPA’s interim final rule extending such compliance deadlines for new and existing oil and gas sources remains pending, and we cannot predict whether or not the current Administration’s deregulatory efforts will ultimately be successful.

Separately, the federal Bureau of Land Management (“BLM”) previously finalized a rule that established, among other things, requirements to reduce methane emissions arising from venting, flaring and leakage from oil and gas production activities on onshore federal and American Indian lands. Litigation challenging the rule was held in abeyance in March 2025, pending review of the rule by the Trump Administration. Additionally, in November 2025, the BLM announced it would delay enforcement of two provisions of the rule while underlying review and revisions are considered. Uncertainty exists with respect to future implementation of the rule. However, given the long-term trend towards increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility.

At an international level, the United States has historically participated in the Conferences of the Parties of the United Nations Framework Convention on Climate Change (“UNFCCC”), and agreed to commitments from the Paris Agreement, requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020, and the Global Methane Pledge. More recently, however, on January 20, 2025, President Trump issued an executive order that initiated the process to withdraw the United States from the Paris Agreement, mandating the end of the United States’ financial commitments under the UNFCCC. While it is not possible at this time to predict how any such actions may impact our business, the withdrawal of the United States from the Paris Agreement may animate stronger actions by various other policymakers at the local, state, or regional levels, including making commitments to contribute to meeting the goals of the Paris Agreement.

Various policymakers have also adopted, or are considering adopting, laws regarding GHG emissions or other climate matters. For more information, see our risk factor titled “The results of operations of our customers may be materially impacted by efforts to transition to a lower-carbon economy, which could have a material adverse effect on our business, results of operation, cash flows and financial position.” Any future laws, regulations or legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from, our or our customers’ equipment and operations could require us or our customers to incur compliance costs or experience delays or restrictions in permitting new or modified sources. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil that is produced by our customers and could reduce the demand for our services.

Finally, it should be noted that increasing concentrations of GHGs in the Earth’s atmosphere are expected to produce significant physical effects as a result of climate change, such as increased frequency and severity of storms, floods and other climatic events, as well as contribute to various chronic changes to meteorological and hydrological patterns. If any such effects were to occur, or if additional regulations were adopted in response to or anticipation of such effects, they could have an adverse effect on our and our customers’ operations, and could reduce demand for our services, which could have a significant adverse effect on us.

Hydraulic Fracturing

Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, including oil and gas, from low permeability formations, including shales. The process involves the injection of water, sand and chemicals under pressure into targeted formations to fracture the surrounding rock and stimulate production. Our customers regularly use hydraulic fracturing as part of their operations. Hydraulic fracturing is currently generally exempt from regulation under the SDWA’s UIC program and is typically regulated by state oil and gas commissions and similar agencies. However, several federal agencies, such as the EPA and the BLM, have conducted investigations or asserted regulatory authority over certain aspects of the process. Also, from time to time, legislation has been introduced, but not enacted, in the U.S. Congress to provide for federal regulation of hydraulic fracturing, including the underground disposal of fluids or propping agents associated with such fracturing activities and the disclosure of the chemicals used in the fracturing process.

A number of states have adopted, and other states are considering adopting, regulations imposing new permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. States could impose moratoriums or elect to prohibit high-volume hydraulic fracturing altogether. Also, local governments could seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.

If new or more stringent laws or regulations relating to hydraulic fracturing are adopted at the federal, state or local levels, our customers’ fracturing activities could become subject to additional permit requirements, reporting requirements, operational restrictions, permitting delays or additional costs. Any such laws or regulations could adversely affect the determination of whether a well is commercially viable and reduce the amount of oil and gas that our customers are ultimately able to produce in commercial quantities, and thus significantly affect our business. Such laws and regulations could also materially increase our cost of business by more strictly regulating how hydraulic fracturing wastes are handled or disposed.

Protected Species

The Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”). Many states also have analogous laws designed to protect endangered or threatened species and migratory birds. The designation of previously unlisted species as endangered or threatened could cause us to incur additional costs or cause our or our customers’ operations to become subject to operating restrictions or bans or limit future development activity in affected areas. For instance, in May 2024, the United States Fish and Wildlife Service (“FWS”) designated the dunes sagebrush lizard (“DSL”), found in certain areas of southeastern New Mexico and adjacent portions of Texas, as endangered under the ESA. If additional restrictions are imposed on oil and gas operations in the Permian Basin, pursuant to, for example, new or expanded habitat designations, it could cause us or our customers to incur additional costs or become subject to operating restrictions or bans in the affected areas. Such new operating restrictions or bans affecting our customers’ operations could indirectly affect our financial performance and results of operations by potentially decreasing demand for our services. However, as part of a series of executive orders and other actions, President Trump declared a “national energy emergency” directing all federal agencies with energy projects to use emergency consultation rules to resolve ESA-related issues. Furthermore, with respect to the DSL, a bill was introduced into the U.S. Congress to permanently delist the species and prevent it from ever being listed as threatened or endangered again. Additionally, in April 2025, the FWS issued a proposed rule proposing to revoke the USFWS regulations that include within the definition of “harm” under the ESA certain habitat modifications (a “significant habitat modification or degradation where it actually kills or injures wildlife by significantly impairing essential behavioral patterns, including breeding, feeding or sheltering”). While it is not yet possible to determine how such actions may impact our and our customers’ businesses, such federal actions may prompt more protective laws and regulations to be advanced at the state and local level.

National Environmental Policy Act

Major federal actions, such as the issuance of permits associated with construction, can require the completion of certain reviews under the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the U.S. Army Corps of Engineers, to evaluate major agency actions having the potential to significantly impact the environment. The process involves the preparation of either an environmental assessment or environmental impact statement depending on whether the specific circumstances surrounding the proposed federal action will have a significant impact on the human environment. The NEPA process involves public input through comments which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-specific mitigation. NEPA decisions can be appealed through the court system by process participants. This process may result in delays in the permitting and development of projects, increase the costs of permitting and developing some facilities and could result in certain instances in the abandonment of proposed projects, which could directly and indirectly affect our financial performance and results of our operations.

Following an Executive Order from President Trump, on February 25, 2025, Council on Environmental Quality (“CEQ”) published an interim final rule, effective April 11, 2025, removing CEQ’s NEPA implementing regulations. Since that time, many federal agencies have updated or begun the process of preparing their own new or updated NEPA-implementing rules and procedures. In May 2025, CEQ withdrew its interim guidance on considering GHG emissions and climate change under NEPA. And, in September 2025, CEQ issued guidance and an updated template for NEPA implementation procedures to provide clarity to federal agencies and promote consistency in NEPA implementation.

Future development and production activities and plans on federal lands may require governmental approvals that could be subject to the requirements of NEPA in the future. There has been litigation regarding the environmental review requirements of NEPA. On May 29, 2025, the U.S. Supreme Court unanimously decided to limit environmental reviews for major infrastructure projects. In particular, the U.S. Supreme Court’s decision reduces the scope of reviews under NEPA only to the immediate impacts of a proposed project. The impact of this decision or any future litigation regarding NEPA is unknown at this time and, accordingly, there may be uncertainty as to the NEPA requirements applicable to future development and production activities that require NEPA review, which could directly and indirectly affect our financial performance and results of our operations.

Occupational Safety Health Act

We are subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens.

Employees

As of December 31, 2025, we had approximately 540 employees providing full-time, direct support to our operations. We believe we have a satisfactory relationship with our employees.

Organizational Structure; Availability of Information

WaterBridge was formed on April 11, 2025 as a Delaware limited liability company. We are a holding company whose principal asset is membership interests in OpCo. We are also the sole managing member of OpCo. Our principal executive office is located at 5555 San Felipe Street, Suite 1200, Houston, Texas 77056.

The following diagram reflects our current simplified organizational structure as of December 31, 2025.

*This diagram is provided for illustrative purposes only and has been simplified by not depicting each individual operating subsidiary.

Our website is located at www.wbinfra.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and filings and amendments thereto filed or furnished with the SEC are available, free of charge, through our website, as soon as reasonably practicable after those reports and other information are filed with or furnished to the SEC. Information contained on our website is not incorporated into this Annual Report or on our other filings with the SEC. Our filings are available in hard copy, free of charge, by contacting us at 5555 San Felipe Street, Suite 1200, Houston, Texas 77056, Attention: Investor Relations, telephone: (713) 230-8864. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Also posted on our website under “Investor Relations—Governance—Governance Documents,” and available in print upon request made by any shareholder to the Investor Relations Department, are our Code of Business Conduct and Ethics and Whistleblower Policy and Corporate Governance Guidelines, as well as our charter for our Audit Committee. Within the time period required by the SEC, the New York Stock Exchange (the “NYSE”), NYSE Texas, Inc. (“NYSE Texas”), as applicable, we will post on our website any modifications to the foregoing governance documents and any waivers applicable to senior officers as defined in the applicable governance document, as required by the Sarbanes-Oxley Act.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and presentations and press and earnings releases, as part of our investor relations website. We intend for our website to be a forum of public dissemination for purposes of Regulation FD.

Item 1A. Risk Factors

Described below are certain risks that we believe are applicable to our business. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial individually or in the aggregate may also impair our business operations. This information should be considered carefully, together with other information in this Annual Report and other reports and materials we file with the SEC. If any of these risks were to occur, our business, financial condition, results of operations or liquidity and the trading price of our Class A shares could be materially adversely affected.

Risks Related to Our Business and Operations

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

•
political and economic conditions and events domestically and in foreign oil and natural gas producing countries, including embargoes, increased hostilities in the Middle East, including Iran, and other sustained military campaigns, the Russia-Ukraine war, as well as the conditions in South America, Central America, China and Russia and acts of terrorism or sabotage;
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

Our success largely depends on the produced water volumes we handle, which are dependent on certain factors beyond our control. Any decrease in the volumes of produced water that we handle, whether because of natural declines, producer inactivity or otherwise, could have a material adverse effect on our business and operating results.

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

The Delaware Basin of Texas and New Mexico is presently our largest operating region, accounting for a majority of our revenue for the year ended December 31, 2025. As a result of this concentration, we are vulnerable to risks associated with geographic concentration generally and the Delaware Basin specifically. In particular, we and our customers may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from oil and natural gas wells in this area, availability of equipment, facilities, personnel or services, market limitations, governmental regulation and political activities, processing or transportation capacity constraints, natural disasters, adverse weather conditions, water shortages or other drought related conditions or interruption of the processing or transportation of oil and natural gas. Additionally, increased producer consolidation activity has occurred recently in the Delaware Basin, which may lead to reductions in capital spending in our areas of operation that could have an adverse effect on our business. The effect of fluctuations on supply and demand may also become more pronounced within specific geographic oil and natural gas producing areas such as the Delaware Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Each of these factors could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

Most of the land on which our water infrastructure network is located is held by surface use agreements, rights-of-way or other easement rights. While our relationship with LandBridge provides us with access to a large, semi-contiguous, or checkerboarded, acreage position to expand and develop our pipelines and produced water handling facilities, we are, in certain circumstances, subject to the possibility of more onerous terms or increased costs to obtain new rights-of-way or retain existing rights-of-way if such rights-of-way renew, lapse or terminate. In addition, while some states allow regulated facilities to request that a court exercise condemnation powers on their behalf in certain circumstances, our pipelines and produced water handling facilities are not subject to such statutory rights. Our loss of real property rights, or inability to obtain real property rights on commercially reasonable terms, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

As a result of factors including the risks and other considerations referred to above and elsewhere in this Annual Report, the trading price of our Class A shares could be negatively impacted by the announcement or completion of any acquisition, or our ability to successfully integrate or achieve our business plan in connection with an acquisition.

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

Concerns over global economic conditions, global health threats, trade policies, increased trade restrictions and tariffs, supply chain disruptions, decreased demand, labor shortages, geopolitical issues, inflation, changes in interest rates, the availability and cost of credit and U.S. financial markets and other factors have contributed to increased economic uncertainty. The U.S. inflation rate has remained relatively stable through 2024 and 2025, after an extended period of elevation, which began in 2022 that, along with international geopolitical risks, has created further volatility. In addition, the U.S. federal government has imposed tariffs on international goods, such as those produced in Canada, Mexico and China, and those countries have enacted retaliatory tariffs against the United States. To the extent that any further tariffs are imposed or any U.S. trade policy results in retaliatory tariffs, such developments could result in inflationary pressures and have an adverse effect on our customers’ business, and reduce demand for use of our services, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, hostilities related to the Russia-Ukraine war, the heightened hostilities in the Middle East, including Iran, and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. These and other factors, such as declining business and consumer confidence, may contribute to an economic slowdown and a recession. Concerns about global economic health also have a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for oil and natural gas products could diminish, which could impact operations in our areas of operations, affect the ability of our customers to continue operations and ultimately adversely impact our results of operations, cash flows and financial position.

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

In addition, we are subject to various claims and litigation in the ordinary course of business. For additional information, please see Part I, Item 3. “Legal Proceedings.”

We and our customers may be subject to catastrophic events, which could have a material adverse effect on our results of operations, cash flows and financial position.

We and our customers may be subject to hazards and operational risks associated with their operations in oil and natural gas drilling, completion and production activities and our associated operations. These hazards may include the risk of fire, explosions, blowouts, seismic events, surface cratering, uncontrollable flows of crude oil, natural gas, NGLs and produced water, pipe or pipeline failures, abnormally pressured formations and pore spaces, casing collapses and environmental hazards such as crude oil and NGL spills, natural gas leaks and ruptures or discharges of toxic gases, release of hazardous materials into the environment and worker health and safety issues. The occurrence of any of these events could result in interruption of our customer’s operations or substantial losses to us and our customers due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigations and penalties, suspension of operations and repairs required to resume operations, which could have a material adverse effect on our results of operations, cash flows and financial position.

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

While we include representations in all of our long-term customer contracts that our customers have all right, title and interest required to deliver produced water to us for gathering, transportation and handling, changes in law or adverse court rulings in our areas of operation related to the ownership of produced water, including changes in law and/or court rulings that produced water belongs to the owner of the surface estate, could cause general uncertainty with respect to produced water management. In June of 2025, the Texas Supreme Court in Cactus Water Services, LLC v. COG Operating, LLC, affirmed the determination by the Court of Appeals for the Eighth District of Texas that the lessees (or the mineral interest owners) had superior rights over surface owners to the produced water in dispute. Nevertheless, future litigation or court decisions challenging the results of the Cactus decision may result in impacts on produced water management within our areas of operation, delayed development and/or reallocation of capital to other areas of operation by our customers and/or increased operating costs and litigation expenses for our customers and us, which could have a material adverse effect on our results of operations, cash flows and financial position.

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

For the year ended December 31, 2025, revenues from Permian Resources Corporation and Devon each individually comprised more than 10% of our total revenues and collectively represented 30% of our total revenues. Permian Resources Corporation, Devon and bpx energy each individually comprised 14%, 11% and 10% of our total accounts receivable, as of December 31, 2025, respectively, and collectively represented 35% of our total accounts receivable at such date. No other customer accounted for more than 10% of our total revenue or outstanding accounts receivables.

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

Our and our customers’ ability to conduct operations is subject to a variety of required permits from various governmental authorities, which may limit such operations, including those associated with oil and natural gas exploration, drilling, completion and production activities, disposal or transport of produced water and other hazardous materials or wastes or oilfield wastes, construction activities, stormwater discharge, water use, air emissions, mining, health and safety workplace exposure activities and other activities that may be conducted in association with our or our customers’ operations. Public stakeholders often have the right to comment on permit applications and otherwise participate in the permitting process, including through court and administrative hearing intervention. Accordingly, permits required to conduct our or our customers’ operations may be delayed or adversely modified, not be issued, maintained or renewed, may not be issued or renewed in a timely fashion, or may involve requirements that restrict our or our customers’ ability to economically conduct operations. Limitations on our or our customers’ ability to conduct operations due to difficulties and the inability to obtain or renew necessary permits or similar approvals could have a material adverse effect on our results of operations, cash flows and financial position.

Legislation or regulatory initiatives intended to address seismic activity, over-pressurization or subsidence could restrict drilling, completion and production activities, as well as our ability to handle produced water gathered from our customers, which could have a material adverse effect on our results of operations, cash flows and financial position.

We handle large volumes of produced water in connection with our customers’ drilling and production operations pursuant to permits issued by governmental authorities overseeing such produced water handling activities. While these permits are issued pursuant to existing laws and regulations, these legal and regulatory requirements are subject to change, which could result in the imposition of more stringent permitting or operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such produced water handling activities. For example, there exists a growing concern that the injection of produced water into certain produced water handling facilities triggers seismic activity in certain areas, including Texas, where a substantial majority of our network is located. This has led to the creation of operator-led response plans in certain areas in New Mexico or Texas by the New Mexico Oil Conservation Division (the “NMOCD”) and The Railroad Commission of Texas (the “RRC”), respectively, which can include the RRC suspending or declining to issue produced water handling permits, restrictions on the amount of material that can be handled or requiring producers to cease disposal in certain produced water handling facilities and in areas within the vicinity of seismic events.

State and federal regulatory agencies have recently focused on a possible connection between hydraulic fracturing related activities, particularly the underground injection of produced water into produced water handling facilities, and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and natural gas activity and induced seismicity. The U.S. Geological Survey has identified Oklahoma, Texas and New Mexico as three of six states with the most significant hazards from induced seismicity. In addition, a number of lawsuits have been filed in some states alleging that produced water handling operations have caused seismic events, caused damage to neighboring properties or otherwise violated state and federal regulations related to waste disposal. In response to these concerns, regulators in some states have imposed, or are considering imposing, additional requirements, including requirements regarding produced water handling permits, to assess the relationship between seismicity and the use of such produced water handling facilities. For example, the RRC has previously published a rule governing permitting or re-permitting of produced water handling facilities that would require, among other things, the submission of information on seismic events occurring within a specified radius of the produced water handling facility location, as well as logs, geologic cross sections and structure maps relating to the water handling area in question. On certain occasions, state regulatory agencies have and could request that we limit or suspend operations at one or multiple produced water handling facilities within the boundaries of certain Seismic Response Areas (“SRAs”), pending further study of a location’s potential impact on seismic activity. Although we have not historically been subject to any state government requests to suspend operations of our produced water handling facilities within the boundaries of any SRAs, there is a risk that we may be subject to such suspension orders in the future, which could have a material adverse effect on our results of operations, cash flows and financial position. Certain of our areas of operation along the Texas – New Mexico state borders and certain areas within Eddy County, New Mexico and Loving County, Texas are within SRAs. In recent years, the RRC has suspended produced water handling permits within certain SRAs. For example, in January 2024, the RRC indefinitely suspended all deep oil and gas produced water injection in Culberson and Reeves Counties. Separately, in November 2021, the NMOCD implemented protocols requiring producers to take various actions within a specified proximity of certain seismic activity, including a requirement to limit injection rates if a seismic event of a certain magnitude occurs within a specified radius of a produced water handling facility. Further, in July 2024, New Mexico announced the administrative cancellation of seventy-five pending permit applications for disposal wells within the ten-mile County Line SRA, due to the potential for increased seismicity within the area. The adoption and implementation of any new laws or regulations that restrict our ability to handle produced water, by limiting volumes, fees, produced water handling facility locations or otherwise, or requiring us to shut down produced water handling facilities, could limit existing operations and future development activity in affected areas and reduce demand for our water management solutions, which could have a material adverse effect on our results of operations, cash flows and financial position.

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

Laws and regulations protecting the environment generally have become more stringent over time and may continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. Changes in existing laws or regulations, or the adoption of new laws or regulations, could delay or curtail exploratory or developmental drilling for our E&P customers and could limit our well servicing opportunities. We may not be able to recover some or any of our costs of compliance with these laws and regulations from insurance. On January 20, 2025, President Trump issued a series of executive orders and memoranda signaling a shift in environmental and energy policy in the United States, including the revocation of approximately 80 executive orders issued by President Biden related to public health, the environment, climate change and climate-related financial risks. President Trump also declared a “national energy emergency,” directing agencies to expedite conventional energy projects. While the extent of the Trump Administration’s continued changes to the environmental regulatory landscape in the United States is unknown at this time, it is possible that such actions could prompt more activity from state and local legislative bodies and administrative agencies to pass stricter laws, regulations and other binding commitments, and additional changes in the future could impact our results of operation and those of our customers.

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

We do not conduct hydraulic fracturing operations, but our customers’ oil and natural gas production is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing is a well-stimulation process that utilizes large volumes of water and sand combined with fracturing chemical additives that are pumped at high pressure to crack open previously impenetrable rock to release hydrocarbons. Hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies. Some states, including those in which we operate, cities, and counties have adopted, or are considering adopting, laws and regulations that could impose more stringent disclosure and well construction requirements on hydraulic fracturing operations, or otherwise seek to ban some or all of these activities. Further, the EPA and other federal agencies have asserted certain regulatory authority over hydraulic fracturing and has moved forward with various regulatory actions, including the issuance of regulations requiring green completions for hydraulically fractured wells and emission requirements for certain midstream equipment. In addition, the EPA and other federal agencies have conducted various studies concerning the potential environmental impacts of hydraulic fracturing activities. Certain environmental groups have also suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process; and legislation has been proposed from time to time by some members of the U.S. Congress to provide for such regulation. We cannot predict whether any such legislation will be enacted by the U.S. Congress and if so, what its provisions would be.

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

There are inherent environmental risks wherever business is conducted. Natural disasters and other environmental pressures, such as water scarcity, can have various adverse impacts on us or our customers. Climate change is expected to increase the frequency and severity of such events, as well as contribute to various chronic changes in meteorological and hydrological patterns that may result in similar impacts. For example, changes in the availability of water may impact our customers’ operations or otherwise impact demand for certain of our services. Societal efforts to address climate change may also result in various impacts from the actions of regulators, customers, capital providers and other stakeholders. See the risk factors titled “The results of operations of our customers may be materially impacted by efforts to transition to a lower-carbon economy, which could have a material adverse effect on our business, results of operation, cash flows and financial position” and “Increasing stakeholder attention to sustainability matters may impact our or our customers’ business” for additional information.

The results of operations of our customers may be materially impacted by efforts to transition to a lower-carbon economy, which could have a material adverse effect on our business, results of operation, cash flows and financial position.

Concerns over the risk of climate change have generally increased the focus by global, regional, national, state and local regulators on GHG emissions, including carbon dioxide emissions, and on transitioning to a lower-carbon future. A number of countries and states have adopted, or are considering the adoption of, regulatory frameworks to reduce GHG emissions. These regulatory measures may include, among others, adoption of cap-and-trade regimes, carbon taxes, increased energy efficiency standards, prohibitions or reductions on the sales of new automobiles with internal combustion engines, and tax credits, incentives or mandates for battery-powered or electric automobiles and/or wind, solar or other forms of alternative energy. For example, the IRA appropriated significant federal funding for renewable energy initiatives and amended the CAA to impose a first-time fee on the emission of methane from certain sources required to report their GHG emissions to the EPA and the EPA previously issued rules to implement the fee; however, following a joint resolution passed by the U.S. Congress, the rule is no longer in effect. Additionally, in the OBBBA, the U.S. Congress delayed the implementation of the methane emission fee until 2034 and significantly scaled back the IRA’s incentives for renewable energy. Although the future implementation or repeal of all or a portion of the IRA is uncertain at this time, it is possible that additional changes in the future could impact our results of operation and those of our customers. Compliance with changes in laws, regulations and obligations relating to climate change could result in increased costs of compliance for our customers or costs of consuming oil and natural gas products, and thereby reduce demand for the use of our land and resources, which could reduce our profitability. Changes in laws and regulations may also result in delays or increased costs associated with obtaining permits needed for oil and natural gas operations.

Additionally, our customers could incur reputational risk tied to changing customer or community perceptions of our customers’ contribution to, or detraction from, the transition to a lower-carbon economy. The evolution of global energy sources is affected by factors outside of our control, such as the pace of technological developments and related cost considerations, the levels of economic growth in different markets around the world and the adoption of climate change-related policies and incentives. These changing trends and perceptions could lower demand for oil and natural gas products, resulting in lower prices and lower revenues as consumers avoid carbon-intensive industries, and could also pressure banks and investment managers to shift investments and reduce lending or cause insurers to raise rates or limit coverage.

Approaches to climate change and transition to a lower-carbon economy, including government regulation, company policies and consumer behavior, are continuously evolving. For example, several U.S. states have adopted or are considering adopting disclosure requirements relating to climate change matters. Any such disclosure or other climate-related requirements that we may become subject to could require us or our customers to incur significant costs and additional attention from management, including for the establishment of additional controls given the relatively novel nature of such reporting. At this time, we cannot predict how such approaches may develop or otherwise reasonably or reliably estimate their impact on us or our customers’ financial condition, results of operations and ability to compete. However, any long-term material adverse effect on the oil and natural gas industry may affect our results of operations, cash flows and financial position.

Increasing stakeholder attention to sustainability matters may impact our or our customers’ business.

Companies across industries are facing increasing scrutiny from investors, regulators, customers and other stakeholders related to their climate, human capital and other sustainability practices, for example, various sustainability initiatives, leverage methodologies, data or standards that are complex and continue to evolve. We cannot guarantee that our approach to such matters will align with the expectations or preferences of any particular stakeholder. Moreover, various stakeholders have different, and at times conflicting, expectations, which can increase the complexity and cost of navigating such matters and associated risks.

Various institutional investors and other financial institutions currently or in the past have also incorporated sustainability considerations into their decision-making. In some instances, capital providers make use of sustainability scores or ratings, either developed internally or by third parties, such as organizations that provide proxy advisory services, to inform their decision-making; these ratings can be informed by various factors, including our disclosures (or failure to disclose on certain matters). Some capital providers have also announced plans to limit investments in fossil fuels or to more generally transition their portfolio to lower or net zero GHG emissions (generally over several decades). Any divestment or limitation of capital available to us or our customers in either debt or equity markets, as well as any changes in the availability of insurance or similar financial risk-mitigation products, may have an adverse impact on our business, financial condition or share price.

There are also increasing laws and regulations regarding sustainability matters. For example, various policymakers (including the State of California and European Union) have adopted requirements for certain companies to prepare disclosures or take other actions on climate- or other sustainability-related matters. See the risk factor titled “The results of operations of our customers may be materially impacted by efforts to transition to a lower-carbon economy, which could have a material adverse effect on our business, results of operation, cash flows and financial position.” As with other stakeholder expectations, these requirements are not uniform. Disclosures, whether voluntary or otherwise, may also increase the risk of stakeholder engagement by parties with varying views on such matters. Advocates and opponents of sustainability matters have also increasingly turned to activism, including litigation, to advance their perspectives. For example, there have been increasingly nuanced claims of greenwashing against companies for alleged deficiencies in actions, methodologies or disclosures. Moreover, litigants have particularly targeted certain companies associated with the fossil fuel sector, alleging a variety of claims under tort, regulatory and investor/consumer protection theories seeking to either recover damages or constrain fossil fuel operations, which could adversely impact our business to the extent related to us or our customers.

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

The ESA and MBTA govern our and our E&P customers’ operations and additional restrictions may be imposed in the future, which could have an adverse impact on our ability to expand some of our existing operations or limit our customers’ ability to develop new infrastructure on our land.

The ESA and comparable state laws restrict activities that may result in negative impacts to endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the MBTA and comparable state laws. To the degree that species listed or protected under the ESA, MBTA or similar state laws are identified in the areas where we and our customers operate, both our and our customers’ abilities to conduct or expand operations and construct facilities could be limited, and both we and our customers could be forced to incur additional material costs. Additionally, the FWS may make future determinations on the listing of currently unlisted species as endangered or threatened under the ESA. For example, in January 2023, the FWS listed two distinct population segments (“DPS”) of the lesser prairie chicken as endangered for the Southern DPS and as threatened for the Northern DPS under the ESA, which live in certain areas in southeastern New Mexico and western Texas. In May 2024, the FWS designated the DSL as endangered under the ESA, which also live in certain areas in southeastern New Mexico and western Texas. The designation of previously unlisted species as endangered or threatened could indirectly cause us or our customers to incur additional costs, cause our or our customers’ operations to become subject to operating restrictions or bans and limit future development activity in affected areas, which developments could have a material adverse effect on our results of operations, cash flows and financial position.

Risks Related to Our Financial Condition

We may be unable to generate sufficient cash to service all of our indebtedness and financial commitments, and any future indebtedness could adversely affect our financial condition.

As of December 31, 2025, we had $1.5 billion of total debt outstanding. Our ability to make scheduled payments on, or to refinance, our indebtedness and financial commitments depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions including financial, business and other factors beyond our control, and may vary significantly from year to year. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods and we may be unable to generate sufficient cash flow to permit us to pay the principal, premium, if any, and interest on our indebtedness. Any insufficiency may impact our business.

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

As a result, we could incur more indebtedness in the future, including indebtedness incurred in connection with the 2025 Revolving Credit Facility and the Notes (as defined below), which would exacerbate the foregoing risks.

We are subject to interest rate risk, which may cause our debt service obligations to increase significantly.

Borrowings under our 2025 Revolving Credit Facility bear interest at variable rates and expose us to interest rate risk. The weighted average interest rate on borrowings outstanding under our 2025 Revolving Credit Facility as of December 31, 2025 was 6.4%. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and we would be required to devote more of our cash flow to servicing our indebtedness.

In March 2022, the Federal Reserve began, and continued through 2023, to raise interest rates in an effort to curb inflation. Although the Federal Reserve reduced benchmark interest rates in 2024 and more recently in September 2025 and December 2025, we may continue to experience further financing cost increases if interest rates on borrowings, credit facilities and debt offerings increase compared to previous levels. Changes in interest rates, either positive or negative, may also affect the yield requirements of investors who invest in our Class A shares, and the elevated interest rate environment could have an adverse impact on the price of our Class A shares, or our ability to issue equity or incur debt for acquisitions or other purposes.

Changes to applicable tax laws and regulations, exposure to additional income tax liabilities, changes in our effective tax rates or an assessment of taxes resulting from an examination of our income or other tax returns could adversely affect our results of operations, cash flows and financial position, including our ability to repay our debt.

We are subject to various complex and evolving U.S. federal, state and local taxes. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect, and may have an adverse effect on our results of operations, cash flows and financial position, including our ability to repay our debt. The passage of any tax legislation or similar changes in U.S. federal income tax laws could adversely affect our results of operations, cash flows and financial position.

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

If we fail to comply with the restrictions and covenants in our 2025 Revolving Credit Facility, Indentures or future debt agreements, there could be an event of default under the terms of such agreements, which could result in an acceleration of maturity.

A breach of compliance with any restriction or covenant in our 2025 Revolving Credit Facility, Indentures or any of our future debt agreements could result in a default under the terms of the applicable agreement, and our ability to comply with such restrictions and covenants may be affected by events beyond our control. As a result, we cannot assure you that we will be able to comply with these restrictions and covenants. A default could result in acceleration of the indebtedness and a declaration of all amounts borrowed, due and payable, which could have an adverse effect on us and negatively impact our ability to borrow. If an acceleration occurs, we may be unable to make all of the required payments and may be unable to find alternative financing. Even if alternative financing were available at that time, it may not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend our 2025 Revolving Credit Facility, Indentures, or future agreements governing our indebtedness or obtain necessary waivers on satisfactory terms.

Our obligations under our 2025 Revolving Credit Facility are secured by first priority security interests in substantially all of our assets and various guarantees.

The amounts borrowed pursuant to the terms of our 2025 Revolving Credit Facility are secured by substantially all of our and our subsidiaries’ present and after-acquired assets. Additionally, our obligations under our 2025 Revolving Credit Facility are jointly and severally guaranteed by us and our material subsidiaries.

As a result of the above, in the event of the occurrence of a default under our 2025 Revolving Credit Facility, the administrative agent may enforce its security interests (for the ratable benefit of the lenders under our 2025 Revolving Credit Facility and the other secured parties) over our and/or our subsidiaries’ assets that secure the obligations under our 2025 Revolving Credit Facility, take control of our assets and business, force us to seek bankruptcy protection or force us to curtail or abandon our current business plans. If that were to happen, you may lose all, or a part of, your investment in our Class A shares.

Risks Related to Our Corporate Structure and Our Class A Shares

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act, will increase demands on our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a result of the IPO, we became a public company, and, as such, we must comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the NYSE and NYSE Texas rules, with which we were not required to comply as a private company. Complying with these statutes, regulations and requirements occupy a significant amount of time of our board of directors and management and significantly increase our costs and expenses. We are continuing our efforts to:

•
institute a more comprehensive compliance function;
•
comply with rules promulgated by the NYSE and NYSE Texas;
•
prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
•
institute and enforce new internal policies, such as those relating to insider trading; and
•
involve and retain to a greater degree outside counsel and accountants in the above activities.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. Although we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 until our Annual Report on Form 10-K for the fiscal year ended December 31, 2026. Additionally, as of October 6, 2025, we lost our status as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act and as such, we no longer are entitled to take advantage of specified reduced reporting requirements and relief from certain other significant requirements that are otherwise generally applicable to companies that are emerging growth companies. As a public company without emerging growth company status, we are required to increase our disclosures in periodic reports, proxy statements and other SEC filings compared to our historical filings. Compliance with these requirements will strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner. If our additional disclosures in future SEC filings are perceived as insufficient or inadequate by investors or regulatory authorities, the market price of our Class A shares could decline and we could be subject to actions by shareholders or regulatory authorities.

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

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results will be harmed. We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2026. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We will take steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for our internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting during the evaluation and testing process, we may be unable to conclude that our internal controls are effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our Class A shares to decline. Internal control deficiencies could also result in a restatement of our financial results in the future or restrict our future access to the capital markets.

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

In addition as of December 31, 2025, we have granted registration rights to our Legacy Owners, who hold 6,809,850 Class A shares, or approximately 15.7% of our Class A shares, and all of our Class B shares, pursuant to which we agreed to register under the federal securities laws the offer and resale of all Class A shares owned by, or underlying the Class B shares owned by, our Legacy Owners or certain of their affiliates or permitted transferees. Such Legacy Owners may exercise their rights under the registration rights agreement in their sole discretion, and sales pursuant to such rights may be material in amount and occur at any time. The sales of substantial amounts of our Class A shares or the perception that these sales may occur could cause the market price of our Class A shares to decline and impair our ability to raise capital. We also may grant additional registration rights in connection with any future issuance of our membership interests.

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

We are a holding company. Our principal asset is our equity interest in OpCo and accordingly, we are dependent upon distributions from OpCo to pay taxes, make payments under the Tax Receivable Agreement and cover our corporate and other expenses.

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

To the extent cash is available, the Limited Liability Company Agreement of OpCo, dated as of September 18, 2025 (the “OpCo LLC Agreement”), provides, subject to the terms of any current or future debt or other arrangements, for: (i) pro rata tax distributions to the OpCo Unitholders in an amount at least sufficient to allow us to satisfy our actual income tax liabilities with respect to our allocable share of the income of OpCo; (ii) pro rata tax distributions to the OpCo Unitholders in an amount at least sufficient to allow us to make payments under the Tax Receivable Agreement we entered into with OpCo and the TRA Holders (as defined below) in connection with the closing of the IPO and any subsequent tax receivable agreements that we may enter into in connection with future acquisitions; and

(iii) additional pro rata tax distributions to the OpCo Unitholders in an amount at least sufficient to allow the OpCo Unitholders (other than us) to satisfy their estimated tax liabilities with respect to their allocable share of the income of OpCo, based on certain assumptions and conventions. In addition, as the sole managing member of OpCo, we intend to cause OpCo to make pro rata distributions to all of the OpCo Unitholders, including to us, in an amount sufficient to allow us to fund dividends to our shareholders to the extent our board of directors declares such dividends.

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

Our ability to continue to pay dividends to our shareholders may be limited by our holding company structure, contractual restrictions and regulatory requirements.

We are a holding company and will have no material assets other than our equity interest in OpCo, and we do not have any independent means of generating revenue. To the extent OpCo has available cash we intend to cause OpCo to make (i) generally pro rata distributions to all holders of OpCo Units (“OpCo Unitholders”), including us, in an amount at least sufficient to allow us to pay taxes, (ii) additional distributions in an amount generally intended to allow the OpCo Unitholders (other than us) to satisfy their respective income tax liabilities with respect to their allocable share of the income of OpCo (based on certain assumptions and conventions), which additional distributions may be made on a pro rata basis to all OpCo Unitholders (including us) or a non-pro rata basis to OpCo Unitholders (other than us) in redemption of OpCo Units from such holders and (iii) non-pro rata distributions to us in an amount sufficient to cover our public company and other overhead expenses. In addition, as the sole managing member of OpCo, we intend to cause OpCo to make pro rata distributions to all of its unitholders, including to us, in an amount sufficient to allow us to fund dividends to our shareholders in accordance with our dividend policy, to the extent our board of directors declares such dividends. OpCo is a distinct legal entity and may be subject to legal or contractual restrictions that, under certain circumstances, may limit our ability to obtain cash from it. If OpCo is unable to make distributions, we may not receive adequate distributions, which could materially and adversely affect our results of operations, cash flows, financial position and ability to fund any dividends.

Although we intend to continue to pay dividends on our Class A shares, we are not obligated to do so. We have not adopted a formal written dividend policy nor have we adopted a dividend policy to pay a fixed amount of cash each quarter in respect of each Class A share or to pay an amount based on the achievement of, or derivable based on, any specific financial metrics such as Free Cash Flow. Dividend payments are not guaranteed and are within the absolute discretion of our board of directors. Our board of directors will take into account general economic and business conditions, our financial condition and results of operations, our cash flows from operations and current and anticipated cash needs, our capital requirements, legal, tax, regulatory and contractual restrictions, and implications of such other factors as our board of directors may deem relevant in determining whether, and in what amounts, to pay such dividends. In addition, our debt agreements may limit the amount of distributions that OpCo’s subsidiaries can make to OpCo and OpCo can make to us and the purposes for which distributions could be made. Any return on investment in our Class A shares may be solely dependent upon the appreciation of the price of our Class A shares on the open market, which may not continue to occur. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Instruments” for further discussion of our debt agreements. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate. Please see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

As of December 31, 2025, the affiliates of Five Point (the “Five Point Members”) collectively owned 3,411,735 of our Class A shares and 58,682,925 of our Class B shares, representing approximately 50.3% of our voting power. As such, Five Point is able to control matters requiring shareholder approval, including the election of directors, changes to our organizational documents, approval of acquisition offers and other significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A shares will be able to affect the way we are managed or the direction of our business. The interests of Five Point with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other shareholders.

Furthermore, in connection with the consummation of the IPO, we entered into a shareholders’ agreement, dated as of September 18, 2025 (the “Shareholders’ Agreement”), with the Five Point Members and Devon Holdco. The Shareholders’ Agreement provides that the Five Point Members have the right to designate more than a majority of the members of our board as long as they and their affiliates beneficially own at least 40% of our outstanding common shares, as well as lesser director designation rights as long as they and their affiliates beneficially own less than 40% but at least 10% of our outstanding common shares. So long as the Five Point Members or Devon Holdco, as the case may be, have the right to designate at least one director to our board, the Five Point Members or Devon Holdco, as applicable, also have the right to appoint a number of board observers, who will be entitled to attend all meetings of the board in a non-voting, observer capacity, equal to the number of directors that the Five Point Members or Devon Holdco, as applicable, is entitled to appoint. Additionally, for so long as the Five Point Members, collectively, or Devon Holdco, as the case may be, have beneficial ownership of at least 5% of our voting power, then the Five Point Members, collectively, or Devon Holdco, as applicable, will have the right to appoint one board observer.

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

As of December 31, 2025, we had 43,264,850 Class A shares and 80,190,150 Class B shares outstanding. The Class A shares sold in the IPO are freely tradable without restriction under the Securities Act. Each of the lock-up agreements with the underwriters may be waived in the discretion of certain of the underwriters. Future sales by our Legacy Owners after the exercise of the Redemption Right (as described in the OpCo LLC Agreement) or sales by other large holders of our Class A shares in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our Class A shares or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to our Legacy Owners, who, as of December 31, 2025, hold 6,809,850 Class A shares, or approximately 15.7% of our Class A shares, and all of our Class B shares, pursuant to which we agreed to register under the federal securities laws the offer and resale of all Class A shares owned by, or underlying the Class B shares owned by, our Legacy Owners or certain of their affiliates or permitted transferees. Alternatively, we may be required to undertake a future public or private offering of Class A shares and use the net proceeds from such offering to purchase an equal number of OpCo Units, with the cancellation of a corresponding number of Class B shares, from certain of our Legacy Owners.

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

Our Operating Agreement provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the Superior Court of the State of Delaware, or, if the Superior Court of the State of Delaware does not have jurisdiction, the United States District Court for the District of Delaware, in each case, subject to that court having personal jurisdiction over the indispensable parties named defendants therein) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our shareholders, (iii) any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of the Delaware Limited Liability Company Act or our Operating Agreement or (iv) any action asserting a claim against us or any director or officer or other employee of ours that is governed by the internal affairs doctrine, provided that the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Securities Act, for which a suit must be brought in the federal district court in Delaware, or the Exchange Act, for which our Operating Agreement does not designate an exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in our common shares will be deemed to have notice of, and consented to, the provisions of our Operating Agreement described in the preceding sentence. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our Operating Agreement inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our results of operations, cash flows and financial position.

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

To the extent cash is available, the OpCo LLC Agreement provides, subject to the terms of any current or future debt or other arrangements, for: (i) pro rata tax distributions to the OpCo Unitholders in an at least sufficient to allow us to satisfy our actual income tax liabilities with respect to our allocable share of the income of OpCo; (ii) pro rata tax distributions to the OpCo Unitholders in an amount at least sufficient to allow us to make payments under the Tax Receivable Agreement we entered into with OpCo and the TRA Holders in connection with the closing of the IPO and any subsequent tax receivable agreements that we may enter into in connection with future acquisitions; and (iii) to the extent cash is available, additional pro rata tax distributions to the OpCo Unitholders in an amount at least sufficient to allow the OpCo Unitholders (other than us) to satisfy their estimated tax liabilities with respect to their allocable share of the income of OpCo, based on certain assumptions and conventions. For this purpose, the determination of available cash will take into account, among other factors, (i) the existing indebtedness and other obligations of OpCo and its subsidiaries and their anticipated borrowing needs, (ii) the ability of OpCo and its subsidiaries to take on additional indebtedness on commercially reasonable terms, (iii) capital expenditures and (iv) cash reserves for the proper conduct of our business.

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

The Tax Receivable Agreement with the TRA Holders requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we are required to make will be substantial.

In connection with the closing of the IPO, we entered into a tax receivable agreement (the “Tax Receivable Agreement”) with OpCo and certain of our shareholders party thereto (the “TRA Holders”). Under the Tax Receivable Agreement, we are required to make cash payments to the TRA Holders equal to 85% of the amount of cash tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize (calculated using certain assumptions), as a result of Existing Basis, Basis Adjustments, Historical NOLs and Interest Deductions (each as defined in the Tax Receivable Agreement). The actual amount of cash tax savings will depend on, among other things, changes in the relevant tax law, whether we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement and the timing of any future redemptions or exchanges of OpCo Units. We will depend on cash distributions from OpCo to make payments under the Tax Receivable Agreement. Any payments made by us to the TRA Holders under the Tax Receivable Agreement will generally reduce the amount of cash that might have otherwise been available to us.

Estimating the amount and timing of our realization of tax benefits subject to the Tax Receivable Agreement is by its nature imprecise. The actual increases in tax basis covered by the Tax Receivable Agreement, as well as the amount and timing of our ability to use any deductions (or decreases in gain or increases in loss) arising from such increases in tax basis, are dependent upon future events, including but not limited to the timing of redemptions of OpCo Units, the value of our common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming member’s tax basis in its OpCo Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount, character, and timing of taxable income we generate in the future, the timing and amount of any earlier payments that we may have made under the Tax Receivable Agreement, the U.S. federal income tax rate then applicable, and the portion of our payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. Accordingly, estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is also by its nature imprecise. For purposes of the Tax Receivable Agreement, net cash savings in tax generally are calculated by comparing our actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. Thus, the amount and timing of any payments under the Tax Receivable Agreement are also dependent upon significant future events, including those noted above in respect of estimating the amount and timing of our realization of tax benefits.

The payment obligation is an obligation of us and not of OpCo and we estimate that such payments will be substantial. Any payments made by us to the TRA Holders under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid by us. Payments under the Tax Receivable Agreement are not conditioned upon one or more of the TRA Holders maintaining a continued ownership interest in OpCo or us. Furthermore, if we experience a Change of Control (as defined in the OpCo LLC Agreement), which includes certain mergers, asset sales and other forms of business combinations, our (or our successor’s) future payments under the Tax Receivable Agreement for each taxable year after any such event would be based on certain assumptions (instead of our or our successor’s actual, realized cash tax savings), including an assumption that we would have sufficient taxable income to fully use all potential tax benefits that are subject to the Tax Receivable Agreement. This payment obligation could (i) make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are subject to the Tax Receivable Agreement, (ii) result in holders of our Class A shares receiving substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation and (iii) require us to make payments under the Tax Receivable Agreement that are greater than the specified percentage of our actual cash tax savings, which would negatively impact our liquidity. Accordingly, the TRA Holders’ interests may conflict with those of the holders of our Class A shares.

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

The Tax Receivable Agreement provides that if (i) we materially breach any of our material obligations thereunder or the Tax Receivable Agreement is rejected by operation of law or (ii) we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments would be accelerated and become immediately due and payable. The amount due and payable in those circumstances is based on the present value (at a discount rate equal to the secured overnight financing rate (“SOFR”) plus 100 basis points) of projected future tax benefits that are based on certain assumptions set forth in the Tax Receivable Agreement, including an assumption that we would have sufficient taxable income to fully use all potential future tax benefits that are subject to the Tax Receivable Agreement Based on such assumptions, if we were to exercise our termination right, or if the Tax Receivable Agreement is otherwise terminated, immediately following the consummation of the IPO, the aggregate amount of the termination payments would be approximately $589.2 million. In addition, upon a change of control our (or our successor’s) payments under the Tax Receivable Agreement for each taxable year after any such event would be based on certain assumptions set forth in the Tax Receivable Agreement, including an assumption that we would have sufficient taxable income to fully use all potential tax benefits that are subject to the Tax Receivable Agreement.

As a result of the foregoing, we would be required to make an immediate cash payment that may be made significantly in advance of the actual realization, if any, of such future tax benefits. We could also be required to make cash payments to the TRA Holders that are greater than 85% of the actual cash tax savings we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. If our obligation to make payments under the Tax Receivable Agreement is accelerated as a result of a change of control, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. However, we may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise. We may not be able to fund or finance our obligations under the Tax Receivable Agreement.

If our payment obligations under the Tax Receivable Agreement are accelerated upon certain mergers, other forms of business combinations or other changes of control, the consideration payable to holders of our common stock could be substantially reduced.

If we experience a change of control (as defined under the Tax Receivable Agreement), which includes certain mergers, asset sales and other forms of business combinations, then our obligations under the Tax Receivable Agreement would be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, and in such situations, payments under the Tax Receivable Agreement may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. As a result of our payment obligations under the Tax Receivable Agreement, holders of our common stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, our payment obligations under the Tax Receivable Agreement are not conditioned upon holders of OpCo Units having a continued interest in us or OpCo. Accordingly, the interests of the holders of OpCo Units may conflict with those of the holders of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our cybersecurity program is designed to protect our information systems and information against cybersecurity threats that may impact the confidentiality, integrity and availability of our information systems and information. Our program includes policies, processes and technologies to assess, identify and manage risks from cybersecurity threats and aligns with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework.

Governance

Our board of directors, in coordination with the Audit Committee, oversees the Company’s processes for assessing and managing risk. Our board of directors has delegated primary responsibility for overseeing our enterprise risk management process, including oversight of information technology, cybersecurity, and data privacy risks, to the Audit Committee. Despite this delegation of primary responsibility, both the Audit Committee and the board of directors are actively involved in risk oversight. The board of directors and Audit Committee regularly review the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks.

Management is responsible for identifying and assessing cybersecurity risks, establishing processes to ensure that such cybersecurity risk exposures are monitored, implementing proactive mitigation measures and responding in the event of an incident. We seek to identify and mitigate cybersecurity risks through a comprehensive, cross-functional approach. The Cyber Incident Response Team is headed by our Senior Vice President of Information Technology (the “SVP of IT”) and also includes senior representatives from various corporate and operational functions. Our SVP of IT possesses deep experience in technology and cybersecurity, gained over a career of over 20 years managing IT functions for organizations, including network infrastructure, cloud administration, application development and cybersecurity. The SVP of IT possesses a degree in Information Systems and regularly attends educational and professional development seminars on cybersecurity trends and threats. She leads our information technology team, which is responsible for managing our internal IT and cybersecurity processes. Our SVP of IT meets quarterly with our Risk Committee, which is comprised of senior representatives from various corporate functions and other members of our senior management to provide updates on the Company’s cyber risks and threats, cybersecurity incidents (if any), the status of projects to strengthen our information security systems, assessments of the information security program and the emerging threat landscape. We have processes in place to guide our assessment, response and notification procedures upon the occurrence of a cybersecurity incident. Further, we have partnered with a third-party cybersecurity vendor to provide managed security services in order to supplement our internal IT and cybersecurity processes. Depending on the nature and severity of the cybersecurity incident, this process provides for notifying and escalating the incident to our board of directors.

Risk Management and Strategy

Our business operations rely on the secure collection, storage, transmission and other processing of proprietary, confidential and sensitive data. Our information and operational technology networks, those of our operators and managers, and those of third parties on whom we rely, are important to our ability to perform day-to-day operations of our business. As a part of our cybersecurity risk management program, we review the various different Company policies that cover cybersecurity on an annual basis and have implemented procedures for responding to cybersecurity incidents. We provide training and awareness programs for our employees that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and controls. We have implemented network monitoring, containment and incident response tools, vulnerability management processes and penetration testing. We also actively engage with key vendors and third-party advisors and consultants that assist us with identifying, assessing and managing cybersecurity risks to our business and employ processes to detect and monitor unusual network activity. In connection with our use of third parties, we employ systems and processes designed to oversee, identify and reduce the potential impact of a security incident at such vendor or service provider.

Material Cybersecurity Risks, Threats and Incidents

The oil and gas industry has become increasingly dependent on information technology and operational technology to conduct certain processing activities. At the same time, cybersecurity incidents, including deliberate attacks or unintentional events, have increased.

Due to evolving cybersecurity threats, it has been and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents.

As detailed elsewhere in this Annual Report, we rely on information technology to manage our business and support our operations, including our secure processing of proprietary and other types of information. Despite ongoing efforts, our systems for protecting against cybersecurity risks may not be sufficient, and a cyber attack or security breach could result in liability under data privacy laws, regulatory penalties, damage to our reputation or loss of confidence in us, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences. As of the date of this report, we have not experienced any material cybersecurity incidents and are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. This does not guarantee that future attacks, incidents or threats will not have a material impact or that we are not currently the subject of an undetected incident or threat that may have such an impact. For additional information on cybersecurity risks we face, see “Risk Factors—Risks Related to Our Business and Operations—Cyber incidents or attacks targeting systems and infrastructure used by the oil and natural gas industry may adversely impact our operations, and a cyber incident or systems failure could result in information theft, data corruption or operational disruption and our results of operations, cash flows and financial position may be adversely impacted.”

Item 2. Properties

Most of our interests in the real property on which our assets are located derive from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for our operations. We have no knowledge of any challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license held by us or to our title to any material lease, easement, right-of-way, permit or lease, and we believe that we have satisfactory title to all of our material leases, easements, rights-of-way, permits and licenses. Part I, Item 1. “Business—Our Operations” contains additional information regarding our material property.

Item 3. Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed a specified threshold pursuant to SEC regulations. We believe that such threshold is reasonably designed to result in disclosure of environmental proceedings that are material to our business or financial condition.

On January 7, 2026, WaterBridge Texas Operating LLC (“WBTO”), a subsidiary of the Company, received an enforcement action from the RRC seeking reimbursement of approximately $6.9 million in expenses incurred by the RRC in connection with the plugging of an orphan well located in proximity to a produced water handling facility operated by WBTO. WBTO filed its response on February 6, 2026 and requested a hearing on the merits. As of March 13, 2026, a hearing date had not been set. While we cannot predict the outcome of this matter, we believe the action is without merit. Timing of resolution is uncertain.

On January 13, 2026, Arkoma Water Resources, LLC, a subsidiary of the Company filed a lawsuit against WSGP Gas Producing, LLC, a subsidiary of Trinity Operating, LLC, in the Texas Business Court, 11th Division, to enforce a contractual obligation for the use of gas transportation services in the Arkoma Basin. As of March 13, 2026, a trial date had not been set.

In the opinion of our management, there are no other pending litigation, disputes or claims against us which, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations. See Part II, Item 8. Financial Statements and Supplementary Data – “Note 14 – Commitments and Contingencies.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A shares are listed on the NYSE and NYSE Texas under the symbol “WBI.”

As of March 13, 2026, 43,264,850 Class A shares were outstanding, with three holders of record. This number does not include shareholders whose shares are held in trust by other entities and the actual number of our shareholders is greater than the number of holders of record. As of March 13, 2026, 80,190,150 Class B shares were outstanding, with five holders of record. Our Class B shares are not listed on any exchange, and there is no established public trading market for such Class B shares.

Dividends

On February 25, 2026, our board of directors declared a dividend on our Class A shares of $0.05 per share, payable of March 19, 2026 to shareholders of record as of March 5, 2026.

While we intend to pay dividends on our Class A shares in amounts and at times determined from time to time by our board of directors, we have not adopted a formal written dividend policy nor have we adopted a dividend policy to pay a fixed amount of cash each quarter in respect of each Class A share or to pay an amount based on the achievement of, or amount derivable based on, any specific financial metrics. Any future dividends are within the absolute discretion of our board of directors. Our board of directors has not declared any dividends and may determine not to declare any dividends in the future. Our board of directors will take into account general economic and business conditions, our financial condition and results of operations, our cash flows from operations and current and anticipated cash needs, our capital requirements, legal, tax, regulatory and contractual restrictions, and implications of such other factors as our board of directors may deem relevant in determining whether, and in what amounts, to pay any such dividends in the future. In addition, our debt agreements may limit the amount of distributions that OpCo’s subsidiaries can make to OpCo and OpCo can make to us and the purposes for which distributions could be made.

Performance Graph

The performance graph below compares the cumulative return to holders of our Class A shares, the Standard and Poor’s 500 Index (“S&P 500”) and the Alerian US Midstream Energy Index (“Alerian MLP”) during the period beginning on September 17, 2025 and ending on December 31, 2025. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our Class A shares and in each of the S&P and the Alerian MLP at the beginning of the period and (ii) the dividends were reinvested on the relevant payment dates. The results reflected in the graph below are historical and are not necessarily indicative of future performance.

	September 16, 2025	December 31, 2025
WaterBridge Infrastructure LLC	$100.00	$100.60
S&P 500 Index	$100.00	$103.60
Alerian MLP Index	$100.00	$99.90

Purchases of Equity Securities by the Company and Affiliated Purchasers

There was no share repurchase activity during the three months ended December 31, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Equity Securities

On September 8, 2025, pursuant to the Contribution and Reorganization Agreement described in our Current Report on Form 8‑K filed with the SEC on September 18, 2025, (a) the Five Point Members, Devon Holdco and Elda River contributed approximately $80,200 in cash to WaterBridge in exchange for the issuance of an aggregate 80,190,150 Class B shares to the Five Point Members, Devon Holdco and Elda River and (b) WaterBridge issued 3,411,735 Class A shares and 3,398,115 Class A shares to WBR Holdings and GIC, respectively, in exchange for the equity interests in WBEF directly or indirectly held by each of them and contributed to WaterBridge in connection with the WaterBridge Combination.

These securities were issued pursuant to the exemption from registration for sales of securities not involving a public offering as set forth in Rule 506(d) promulgated under the Securities Act and in Section 4(a)(2) of the Securities Act. Each of the parties receiving such securities is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds

On September 16, 2025, our Registration Statement on Form S-1 (File No. 333-289823) was declared effective by the SEC for the IPO, pursuant to which we registered and sold an aggregate of 36,455,000 Class A shares, including the underwriters’ option to purchase 4,755,000 additional Class A shares, at a price of $20.00 per share to the public. The sale of WaterBridge’s Class A shares resulted in gross proceeds of $729.1 million to WaterBridge and net proceeds of $673.7 million, after deducting underwriting discounts and commissions and other offering expenses. The material terms of the IPO are described in the prospectus for the IPO filed on September 18, 2025 (the “Final Prospectus”). J.P. Morgan Securities LLC and Barclays Capital Inc. acted as lead book-running managers and representatives of the underwriters in the IPO.

WaterBridge used approximately $228.2 million of the net proceeds of the IPO to purchase certain equity interests in OpCo from Elda River, and contributed the remaining net proceeds of the IPO to OpCo in exchange for newly issued OpCo Units. OpCo used approximately $130.0 million of the net proceeds from the IPO to repay certain outstanding indebtedness of WaterBridge Operating, NDB Operating and Desert Environmental. On October 6, 2025, OpCo used an additional $303.9 million of the remaining net proceeds to repay all outstanding borrowings and accrued interest under the NDB Term Loan and SDB Term Loan. The remainder of the net proceeds was retained for general company purposes, including funding working capital and future growth projects.

There has been no material change in the planned use of proceeds from the IPO from that described in the Final Prospectus.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with, our Financial Statements and notes thereto in Item 8, “Financial Statements and Supplementary Data” of this Annual Report. The following discussion contains “forward-looking statements” reflecting our current expectations, future plans, estimates, beliefs and assumptions concerning events and financial trends that may affect our future results of operations, cash flows and financial position. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including certain factors outside our control. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report, particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to publicly update any of these forward-looking statements except as otherwise required by applicable law.

Except as otherwise indicated or required by context, references to “WaterBridge,” the “Company,” “we,” “us,” “our” and like terms refer to (i) NDB Operating, one of our predecessors for SEC reporting purposes, and its subsidiaries, for periods prior to the completion of the WaterBridge Combination (as defined below) on September 17, 2025, and (ii) WaterBridge and its subsidiaries for periods following the completion of the WaterBridge Combination.

The historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the Company reflects only the historical financial results of NDB Operating, one of our predecessors for SEC reporting purposes prior to September 17, 2025, and does not give pro forma effect to the transactions described in the sections titled “—IPO” and “WaterBridge Combination” below. Separate historical results of WBEF, our other SEC reporting predecessor, are presented following the historical financial results of the Company and do not give pro forma effect to the transactions described in the section titled “—WaterBridge Combination” below. The WaterBridge Combination is reflected in the historical financial information of the Company in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” solely from and after its date of completion.

The section primarily focuses on 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023—WaterBridge NDB Operating LLC” beginning on page 109 of the Final Prospectus filed on September 18, 2025.

Overview

We are a leading integrated, pure-play water infrastructure company with operations predominantly in the Delaware Basin, the most prolific oil and natural gas basin in North America. We believe that our strategically located network, substantial scale and built-in operational redundancies provide a competitive advantage in attracting customers and allow us to achieve significant operating and capital efficiencies. We operate the largest produced water infrastructure network in the United States through which we provide water management solutions to E&P companies under long-term contracts, which include gathering, transporting, recycling and handling produced water. As of December 31, 2025, our infrastructure network included approximately 2,500 miles of pipelines and 201 produced water handling facilities, which handled approximately 2.8 million bpd of produced water for our customers and had approximately 4.7 million bpd of total produced water handling capacity. We also operate two waste management facilities for the disposal of non-hazardous waste resulting from oil and gas exploration and production activity, branded under Desert Environmental. Our synergistic relationship with LandBridge, a leading Delaware Basin land management company, provides us preferential access to significant underutilized pore space in and around the Delaware Basin that is necessary to meet the E&P industry’s evolving water handling needs.

Our customers include some of the most active and well-capitalized E&P companies in the areas in which we operate, including bpx energy, Chevron Corporation, Devon, EOG Resources, Inc. and Permian Resources Corporation. We serve our customers primarily under long-term, fixed-fee contracts that contain acreage dedications or MVCs. Many of our long-term, fixed-fee contracts also include areas of mutual interest that grant us the right to provide water management solutions on any leases or oil and natural gas wells subsequently acquired or operated by a customer within a specified area. Our long-term contracts typically grant us the exclusive right to provide water management solutions for all produced water volumes from our customers’ oil and natural gas wells located within the dedicated acreage, and customers are typically required to either deliver all dedicated volumes to us or pay us a fee for any diverted dedicated volumes. 71.0% of our long-term, fixed-fee customer contracts have an initial primary term of at least 15 years. As of December 31, 2025, the weighted average remaining term of our long-term, fixed-fee contracts was approximately 10.4 years.

2025 Significant Events

IPO

On September 18, 2025, WaterBridge closed its initial public offering of 31,700,000 Class A shares at a price to the public of $20.00 per Class A share (the “IPO”). The underwriters exercised their option to purchase up to an additional 4,755,000 Class A shares at the public offering price, less underwriting discounts and commissions, which purchase closed on September 22, 2025. The Class A shares began trading on each of the NYSE and NYSE Texas under the ticker symbol “WBI” on September 17, 2025.

WaterBridge received net proceeds from the IPO, including the exercise of the underwriters’ option to purchase additional Class A shares, of approximately $673.7 million after deducting approximately $43.7 million of underwriting discounts and commissions payable by WaterBridge and other offering expenses of $11.7 million. Other offering expenses includes $1.1 million in accrued liabilities as of December 31, 2025 and $2.4 million of deferred IPO offering costs acquired in the WaterBridge Combination. WaterBridge used approximately (i) $228.2 million of the net proceeds of the IPO to purchase equity interests in OpCo held by Elda River and (ii) contributed the remaining net proceeds to OpCo in exchange for newly issued units representing limited liability company interests in OpCo (“OpCo Units”) at a per‑unit price equal to the per-share price paid by the underwriters for Class A shares in the IPO. OpCo used the net proceeds contributed to it by WaterBridge to repay approximately $130.0 million of certain outstanding borrowings under the NDB Revolving Credit Facility (as defined below), the SDB Revolving Credit Facility (as defined below), and the Desert Environmental term loan. The remainder of the net proceeds were retained for general company purposes, including funding working capital and future growth projects. On October 6, 2025, OpCo used an additional $303.9 million of the remaining net proceeds, together with $1.4 billion of net proceeds from the issuance of the Notes (as defined below), to repay all outstanding borrowings and accrued interest under the NDB Term Loan and SDB Term Loan. Refer to Note 8 – Debt for additional information. The remainder of the net proceeds were retained for general company purposes, including funding working capital and future growth projects.

WaterBridge Combination

In September 2025, we completed a corporate reorganization in connection with our IPO to consolidate our operating assets under a new holding company. As part of this reorganization, we formed OpCo, and our Legacy Owners and other related entities consummated certain consolidation transactions, including the contribution of all the respective equity interests in WBEF, NDB Midstream and Desert Environmental to OpCo, in order to combine our businesses and operations under OpCo and simplify our organizational structure. In addition, immediately before the IPO, the Company was admitted as the sole managing member of OpCo.

Concurrently with the IPO, we established an “Up‑C” structure in which the Company’s principal asset is its OpCo Units. In connection with the IPO, we issued Class A shares to the public. The Legacy Owners hold Class B shares together with an equal number of OpCo Units. The OpCo LLC Agreement provides customary exchange rights permitting holders (other than the Company) to exchange OpCo Units, with a corresponding cancellation of Class B shares, for Class A shares, subject to specified limitations.

For more information regarding the foregoing, please see “Contribution and Corporate Reorganization Agreement” in Item 1.01 of our Current Report on Form 8‑K filed with the SEC on September 18, 2025. We refer to the foregoing transactions as the “WaterBridge Combination.”

Commercial Developments

On September 29, 2025, we announced that we had reached a final investment decision to proceed with the first phase of development of the Speedway Pipeline, a large diameter transportation pipeline that will extend across the northern Delaware Basin and connect Eddy and Lea counties in New Mexico to out-of-basin pore space in the Central Basin Platform owned by LandBridge. We commenced construction of the Speedway Pipeline in the fourth quarter of 2025, and we expect that the pipeline and related handling facilities will be completed and in service during the third quarter of 2026. Upon completion, the initial phase of the Speedway Pipeline is expected to provide 500,000 bpd of produced water throughput capacity to out-of-basin pore space located in the Central Basin Platform owned by LandBridge. Please see the “Recent Developments” section of this Annual Report for more information.

The construction and commissioning of any expansion project, including the Speedway Pipeline, is subject to numerous uncertainties, and we can provide no assurances that any such project will be executed on the terms or on the timetables estimated for such expansion project.

October 2025 Refinancing Transactions

2025 Revolving Credit Facility

In conjunction with the issuance of the Notes (as defined below), on October 6, 2025, OpCo entered into a revolving credit agreement (the “2025 Revolving Credit Facility”) which provides for lender commitments of $500.0 million and matures on (i) September 26,

2030, and (ii) the date that is ninety-one (91) days prior to the stated maturity of the Notes if, on such date, the outstanding principal amount of the Notes exceeds $50.0 million. See “—Liquidity and Capital Resources—2025 Revolving Credit Facility” for additional information relating to the 2025 Revolving Credit Facility.

As of December 31, 2025, the Company had $25.0 million outstanding borrowings under the 2025 Revolving Credit Facility. The weighted average interest rate on the total amount of borrowings under the 2025 Revolving Credit Facility as of December 31, 2025 was 6.40%.

The 2025 Revolving Credit Facility replaced the NDB Revolving Credit Facility (as defined below) and the SDB Revolving Credit Facility (as defined below).

Issuance of Notes

On October 6, 2025, OpCo issued $825.0 million aggregate principal amount of 6.25% Senior Notes due 2030 (the “2030 Notes”) and $600.0 million aggregate principal amount of 6.50% Senior Notes due 2033 (the “2033 Notes,” and together with the 2030 Notes, the “Notes”). See “—Liquidity and Capital Resources—Notes” for additional information relating to the Notes.

In October 2025, $1.4 billion of the net proceeds from the issuance of the Notes, together with $303.9 million of OpCo’s cash on hand, was used to repay all of OpCo’s outstanding borrowings and accrued interest under the NDB Term Loan (as defined below) and SDB Term Loan (as defined below). At the time of repayment, the outstanding borrowings and accrued interest totaled $1.7 billion. As a result of the repayment, the Company recorded a loss on extinguishment of debt of $13.5 million related to the NDB Term Loan and a gain on extinguishment of debt premium of $2.1 million related to the SDB Term Loan.

Recent Developments

Speedway Phase II Pipeline

On February 23, 2026, we announced the launch of an open season to solicit commitments to support the construction of phase II of the Speedway Pipeline. Phase II of the Speedway Pipeline will service customers and demand incremental to the initial phase of the Speedway Pipeline and is anticipated to provide incremental throughput capacity of up to 500,000 bpd of out-of-basin pore space located in the Central Basin Platform for a total expected throughput capacity of up to 1.0 million bpd once fully constructed.

Market Condition and Outlook

Over the last several years, the global economy and the oil and natural gas industry in particular has faced substantial volatility. This has been driven by geopolitical conflicts, domestic political uncertainties, the enactment of the OBBBA, potential U.S. and foreign tariffs, evolving international trade policies and conflicts, OPEC+ production decisions, persistent elevated inflation, higher interest rates and capital costs and continued industry consolidation. In the Delaware Basin, sustained high levels of exploration and production activity have led to labor shortages and supply chain disruptions. These challenges have directly impacted drilling, completion and production efforts by E&P companies. Additionally, volatility in commodity prices have influenced E&P operators’ development plans, rig counts and overall activity levels.

Broader macroeconomic and policy developments, including provisions in the OBBBA (which extended certain tax incentives beneficial to fossil fuels while introducing new uncertainties) and shifts in international trade policies (such as the imposition of tariffs or product restrictions), could impair our customers’ ability to secure raw materials, equipment or financing. This, in turn, may reduce their operational activity on or around our surface acreage in the Delaware Basin. Any escalation in U.S. trade disruptions or retaliatory measures from other nations could further adversely affect demand for our produced water handling and other water management services.

Despite these challenges, we believe that the outlook for energy and infrastructure development, particularly within the Permian Basin, remains positive. Additionally, such development may be aided by President Trump’s various Executive Orders relating to energy production, which include expedited approvals for energy resource infrastructure as well as the removal of various impediments to the development of domestic energy resources, including oil and gas. We believe that this growth in production activity will require increased produced water handling capacity, as the amount of produced water from wells in the Delaware Basin significantly exceeds the amount of the related oil and natural gas production. Please see the “Business” section of this Annual Report for more information.

Year-end Results

Significant financial and operating highlights for the year ended December 31, 2025 include:

•
Revenues of $525.6 million, an increase of $209.3 million as compared to prior year;
•
Net income of less than $0.1 million as compared to $3.0 million in 2024;
•
Net income margin of less than 1% in 2025 compared to 1% in 2024;
•
Adjusted EBITDA(1) of $254.0 million, an increase of 68% as compared to the prior year;
•
Adjusted EBITDA Margin(1) of 48%, remained consistent with the prior year;
•
Gross Margin of $142.2 million, an increase of 61% in as compared to the prior year;
•
Adjusted Operating Margin(1) of $276.4 million, an increase of 66% as compared to the prior year;
•
Total produced water handling volumes(2) of 1,622 MBbl per day, an increase of 62% as compared to the prior year; and,
•
Total water solutions volumes of 298 MBbl per day, an increase of 76% as compared to the prior year.
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

Other. We generate revenue through natural gas transportation services in the Arkoma Basin, energy waste management, consisting of solid waste management and reclamation services in the Delaware Basin and, previously, through crude oil gathering in the Eagle Ford Basin. These services are provided under market-based contractual arrangements, with revenues primarily driven by the volumes gathered and transported or processed, in the case of solid waste management and reclamation services. In March 2025, we divested our crude oil gathering operations to a third party purchaser. We do not expect gas transportation fees and solid waste and reclamation fees to comprise a significant portion of our future revenues.

Costs of Conducting Our Business

Our costs consist primarily of direct operating costs to maintain our infrastructure network, depreciation, depletion, amortization and accretion, and general and administrative expenses. Our principal costs are as follows:

Direct Operating Costs. Direct operating costs are incurred in connection with the operation and maintenance of our infrastructure network to support produced water handling, water solutions and energy waste management, consisting of solid waste management and reclamation services, provided to our customers. These costs generally fluctuate with changes in throughput or processed volumes and include utilities, chemicals, repair and maintenance, direct labor, landowner royalties and other expenses associated with operating and maintaining our infrastructure assets. Direct operating costs also include workover activities required to ensure the continued reliability of our existing produced water handling facilities.

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion reflect the systematic expensing of capitalized costs associated with the acquisition and construction of our integrated water infrastructure network. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective asset groups. Depletion expense related to the energy waste management facilities is recorded on a units-of-consumption basis, applying cost at a rate per cubic yard. Amortization expense reflects the systematic allocation of the cost of our intangible assets, consisting primarily of customer contracts and customer relationships, over the estimated useful lives of the respective assets. Accretion expense, representing the periodic increase in the carrying amount of our asset retirement obligations, is also included within this line item.

General and Administrative Expenses. General and administrative expenses consist primarily of overhead costs, including payroll, share-based compensation and employee benefits for corporate personnel, expenses related to the operation of our corporate headquarters, information technology costs, legal, audit, and other professional service fees. Prior to the WaterBridge Combination, these costs also included corporate shared services which generally consisted of the cost of shared management and administrative services pursuant to the Shared Services Agreement (as defined below). Share-based compensation expense includes expense allocated to us for NDB Incentive Units, which are equity-classified awards and measured at fair value on the grant date, and restricted share units (“RSUs”) issued under our long-term incentive plan (“LTIP”), which are recorded on grant date at fair value. Any actual cash expense associated with NDB Incentive Units is borne solely by NDB LLC and not the Company. The NDB Incentive Units are not dilutive of public ownership. See —How We Evaluate Our Operations—Long-Term Incentive Plan below and Note 11 – Share-Based Compensation to our financial statements included elsewhere in this Annual Report for additional information regarding share-based compensation.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin are used by our management and by external users of our financial statements, such as investors, research analysts and others, to assess the financial performance of our assets over the long term. We define Adjusted EBITDA as net income (loss) before interest; taxes; depreciation, amortization, depletion and accretion; share‑based compensation; transaction‑related expenses; litigation settlements and expenses not in the ordinary course of business; debt modification and extinguishment costs; gains or losses on disposal of assets; and other non‑cash or non‑recurring expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues.

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

Adjusted Operating Margin and Adjusted Operating Margin per Barrel

Adjusted Operating Margin and Adjusted Operating Margin per Barrel are dependent upon the volume of produced water we gather and handle, the volume of recycled water and brackish water we sell and transfer, the fees we charge for such services and the recurring operating expenses we incur to perform such services. We define Adjusted Operating Margin as gross margin plus depreciation, depletion, amortization and accretion excluding other revenues and cost of other revenues not associated with our produced water handling and water solution revenue streams. We define Adjusted Operating Margin per Barrel as Adjusted Operating Margin divided by total volumes handled, sold or transferred.

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

Management believes Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Operating Margin and Adjusted Operating Margin per Barrel are useful because they allow us to more effectively evaluate our operating performance and compare the results of our operations from period to period, and against our peers, without regard to our financing methods or capital structure. Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Operating Margin and Adjusted Operating Margin per Barrel are not measures of financial performance under GAAP and should not be considered as an alternative to net income (loss) or gross margin, as applicable. Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Operating Margin and Adjusted Operating Margin per Barrel as defined by us may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with net income (loss) and other measures prepared in accordance with GAAP, such as gross margin or operating income. Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Operating Margin and Adjusted Operating Margin per Barrel should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Please see “—Non-GAAP Financial Measures” for reconciliations and additional information regarding these non-GAAP financial measures.

Factors Affecting the Comparability of Our Results of Operations

Our future results of operations may not be comparable to our predecessor for SEC reporting purpose’s results of operations for the periods presented, primarily for the reasons described below and those described in “—WaterBridge Combination”.

Public Company Costs

As a result of the IPO, we incurred incremental, non-recurring costs related to our transition to a publicly traded and taxable entity, including the costs of the IPO and the costs associated with the initial implementation of our Sarbanes-Oxley Act internal controls and testing. We have incurred and expect to continue to incur additional significant and recurring expenses as a publicly traded company, including costs associated with SEC reporting and compliance requirements, consisting of the preparation and filing of annual and quarterly reports, registrar and transfer agent fees, national stock exchange fees, audit fees, legal fees, investor relations expenses, incremental director and officer liability insurance costs and director and officer compensation expenses. These expenses are not included in our results of operations prior to the IPO. Additionally, we have hired additional employees and consultants, including accounting and legal personnel, in order to comply with the requirements of being a publicly traded company.

WaterBridge Combination

We were formed to serve as the issuer in the IPO and have no previous operations, assets or liabilities. The historical consolidated financial statements included in this Annual Report are based on the financial statements of NDB Operating, one of our predecessors for SEC reporting purposes. As a result, the historical combined financial data may not provide an accurate indication of what our actual results would have been if the WaterBridge Combination had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. See “—WaterBridge Combination.”

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

Refinancing Transactions

Prior to the IPO and closing of the Notes offering, certain of our subsidiaries were parties to the long-term debt agreements described under “—Debt Instruments —Prior Agreements.” Each of those agreements were repaid in full and terminated in connection with either closing of the IPO or closing of the Notes offering.

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

Results of Operations

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

WaterBridge Infrastructure LLC

	Year Ended December 31,		Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
(in thousands)
Revenues:
Produced water handling	$471,626	$283,963	$187,663	66%
Water solutions	40,453	23,830	16,623	70%
Other revenues	13,474	8,503	4,971	58%
Total revenues	525,553	316,296	209,257	66%

Direct operating costs	242,413	149,533	92,880	62%
Depreciation, depletion, amortization, and accretion	140,899	78,315	62,584	80%
Total cost of revenues	383,312	227,848	155,464	68%

General and administrative expense	47,237	33,786	13,451	40%
Loss (gain) on disposal of assets	11,980	(137)	12,117	(8,845)%
Other operating expense (income), net	4,162	(1,618)	5,780	(357)%
Operating income	78,862	56,417	22,445	40%

Interest expense, net	68,940	53,356	15,584	29%
Loss on extinguishment of debt, net	11,411	-	11,411	100%
Other income, net	(433)	(251)	(182)	73%
(Loss) income from operations before taxes	(1,056)	3,312	(4,368)	(132)%

Income tax (benefit) expense	(1,065)	320	(1,385)	(433)%
Net income	$9	$2,992	$(2,983)	(100)%

Operating Metrics

The amount of revenue we generate depends primarily on the volumes of water that we handle for, sell to or transfer for our customers.

The table below provided operational and financial data by revenue stream for the periods indicated.

	Year Ended December 31,		Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
Volumes: (MBbl/d)
Produced water handling (1)	1,622	1,002	620	62%
Water solutions
Recycled produced water	230	143	87	61%
Brackish water	68	26	42	162%
Total water solutions	298	169	129	76%
Total	1,920	1,171	749	64%

Operating metrics: ($/Bbl) (2)
Produced water handling	$0.79	$0.77	$0.02	3%
Water solutions	$0.37	$0.39	$(0.02)	(5)%
Total revenues (3)	$0.73	$0.72	$0.01	1%
Direct operating costs	$0.35	$0.35	$-	0%
Gross margin (4)	$0.20	$0.21	$(0.01)	(5)%
Adjusted Operating Margin (5)	$0.39	$0.39	$-	0%
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

The table below provides operational and financial data related to skim oil volumes recovered for the periods indicated.

	Year Ended December 31,		Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
Skim oil volumes (Bbl/d)	1,737	1,191	546	46%
Skim oil realization (1)	0.11%	0.12%	(0.01)%	(8)%
Skim oil realized price ($/Bbl) (2)	$58.52	$67.16	$(8.64)	(13)%
(1)
Skim oil realization is calculated as skim oil revenue divided by produced water handling volumes.
(2)
Realized skim oil pricing is net of certain industry customary deductions.

Revenues

Produced Water Handling Revenues

The table below provides financial data by produced water handling revenue stream and related unit prices for the periods indicated.

	Year Ended December 31,		Amount of Increase	Percentage
Revenues (in thousands):	2025	2024	(Decrease)	Change
Produced water handling revenues	$434,533	$254,679	$179,854	71%
Skim oil revenues	37,093	29,284	7,809	27%
Total produced water handling revenues	$471,626	$283,963	$187,663	66%

Unit prices: ($/Bbl)
Produced water handling revenues	$0.73	$0.69	$0.04	6%
Skim oil revenues (1)	0.06	0.08	(0.02)	(25)%
Total produced water handling revenues	$0.79	$0.77	$0.02	3%
(1)
Skim oil unit price is calculated as skim oil revenue divided by produced water handling volumes.

Produced water handling revenues increased $187.7 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to:

•
an increase of $76.5 million due to a 305 MBbl/d volume increase, driven primarily by continued development of the East Stateline assets acquired in May 2024 and increased organic commercial growth and completion activity, and an increase of $17.8 million related to higher prices for produced water volumes handled;
•
an increase of $1.3 million in skim oil revenues primarily due to a $5.7 million increase related to increased produced water handling volume while skim recoveries per barrel of water handled decreased slightly, partially offset $4.4 million due to declining commodity prices; and
•
an increase of $85.5 million due to a 315 MBbl/d volume increase and an increase of $6.5 million in skim oil revenues as a result of the WaterBridge Combination.

Water Solutions Revenues

Water solutions revenues increased $16.6 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to:

•
an increase of $10.1 million due to a 40 MBbl/d treated water volume increase and a 45 MBbl/d untreated water volume increase attributable to higher demand used in conjunction with upstream drilling and completion activity partially offset by a decrease of $2.8 million related to lower average price due to lower weighting of treated recycled water sales volumes to untreated recycled water volumes and a change in customer mix;
•
an increase of $7.3 million due to a 28 MBbl/d brackish water volume increase related to brackish water supply assets acquired in May 2024 partially offset by a decrease of $0.6 million related to slightly lower prices for brackish water; and
•
an increase of $2.4 million due to brackish water volume increase and $0.2 million due to untreated water volume increase as a result of the WaterBridge Combination.

Other Revenues. Other revenues increased $5.0 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to $10.2 million of solid waste management and reclamation revenue and $2.1 million of gas transport revenue attributable to the WaterBridge Combination partially offset by the divestment of crude gathering and transportation assets in March 2025 resulting in lower revenue of $7.3 million.

Direct Operating Costs. Direct operating costs increased $92.9 million, for the year ended December 31, 2025 as compared to the year ended December 31, 2024 of which $41.0 million is due to the WaterBridge Combination. The overall increase is primarily attributable to higher royalty expense of $29.2 million, personnel-related and other field overhead expenses of $20.5 million, site utilities and power of $20.2 million, repairs and maintenance, chemicals and well interventions expenses of $14.6 million and $8.4 million of other operating expenses associated with increased water handling volume. The higher operating costs are directly correlated to higher water volumes handled or recycled and scaling of the business with no material change in the overall operating costs per barrel.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion increased $62.6 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 of which $52.3 million is due to the WaterBridge Combination. The increase is primarily due to higher depreciation and depletion expense of $33.7 million related to continued high levels of capital investment activity of $7.7 million and fixed assets acquired in the WaterBridge Combination of $26.0 million and higher amortization expense of $28.5 million primarily associated with intangible assets acquired in the East Stateline ranch acquisition in 2024 of $2.4 million and the WaterBridge Combination of $26.1 million. Accretion expense increased $0.3 million primarily related to asset retirement obligations.

	Year Ended December 31,		Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
General and administrative expense, excluding share-based compensation	$42,304	$24,312	$17,992	74%
Share-based compensation	4,933	9,474	(4,541)	(48)%
Total general and administrative expense	$47,237	$33,786	$13,451	40%

General and administrative expense. General and administrative expense, excluding shared-based compensation expense, increased by $18.0 million for the year ended December 31, 2025, compared to the year ended December 31, 2024 primarily due to increased direct employee payroll expenses of $18.7 million, IT and facility expenses of $2.4 million, tax, audit, and compliance fees of $1.5 million, and other general and administrative expenses of $1.6 million partially offset by lower allocation of corporate shared services costs of $6.5 million. As a result of the WaterBridge Combination, the Company incurred significant direct costs, whereas prior to the WaterBridge Combination the Company received the majority of its general and administrative expenses through a corporate shared service allocation.

Share-based compensation expense. Share-based compensation expense decreased $4.5 million for the year ended December 31, 2025, compared to the year ended December 31, 2024 primarily due to the change in the fair value of the NDB Incentive Units accounted for as liability awards during the twelve months ended December 31, 2024 of $8.7 million, partially offset by amortization of $4.2 million related to new NDB Incentive Unit equity awards granted during the twelve months ended December 31, 2025.

Share-based compensation consists of the NDB Incentive Units. Prior to July 1, 2024 such Incentive Units were classified as liability awards at NDB LLC and shared-based compensation expense reflects the impacts of change in the liability remeasurement allocated to us. Effective July 1, 2024, the governing agreements were modified resulting in the Incentive Units now being accounted for as equity awards. This was considered as a modification under Accounting Standards Topic 718, Compensation – Stock Compensation. Refer to Note 10 – Share-Based Compensation within the notes to the financial statements included elsewhere in this Annual Report. Any distributions associated with such Incentive Units are borne solely by NDB LLC and not by us. Distributions attributable to the NDB Incentive Units are based on returns received by the investors of such entities once certain return thresholds have been met and are neither an obligation of the Company nor taken into consideration for distributions to investors in the Company.

Loss (gain) on disposal of assets. Loss (gain) on disposal of assets increased $12.1 million primarily due to the sale of crude gathering and transportation assets during the year ended December 31, 2025 as compared to no such material sales of assets during the year ended December 31, 2024.

Loss on extinguishment of debt, net. Loss on extinguishment of debt, net increased $11.4 million for the year ended December 31, 2025, compared to the year ended December 31, 2024 due to the write-off of $13.5 million of debt issuance costs related to the NDB Term Loan, partially offset by the write-off of a debt premium of $2.1 million related to the SDB Term Loan.

Other operating expense (income), net. Other operating expense (income), net, increased $5.8 million to expense of $4.2 million for the year ended December 31, 2025 as compared to income of $1.6 million for the year ended December 31, 2024. The increase in expense is primarily attributable due to lower income of $3.9 million associated with the release of a historical sales tax liability related to a legacy acquisition, higher transaction expenses of $3.0 million associated with WaterBridge Combination and plugging and abandonment expenses of $0.9 million, partially offset by lower litigation settlement expense of $2.0 million.

	Year Ended December 31,		Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
Interest expense on credit facilities	$67,863	$47,283	$20,580	44%
Amortization and write off of debt issuance costs	4,359	5,303	(944)	(18)%
Commitment fees	793	360	433	120%
Interest on other	589	410	179	44%
Total interest cost	73,604	53,356	20,248	38%
Interest income	(217)	-	(217)	100%
Capitalized interest on credit facilities	(4,447)	-	(4,447)	100%
Total interest expense, net	$68,940	$53,356	$15,584	29%

Interest expense, net. Interest expense, net, increased $15.6 million primarily due to a higher weighted average debt balance during the year ended December 31, 2025 as compared to the year ended December 31, 2024. This increase was partially offset by capitalized interest of $4.4 million associated with large capital projects. See “— Liquidity and Capital Resources” for additional information regarding the Company’s debt instruments and interest expense.

Income tax (benefit) expense. Income tax expense decreased $1.4 million to a benefit of $1.1 million for the year ended December 31, 2025 as compared to expense of $0.3 million for the year ended December 31, 2024. The decrease in income tax expense is attributable to the Company not being subject to U.S. federal, state or local income tax for periods prior to the IPO.

The Period January 1, 2025 through September 16, 2025 Compared to the Year Ended December 31, 2024

WaterBridge Equity Finance LLC

	For the Period January 1, 2025 through September 16,	Year Ended December 31,	Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
(in thousands)
Revenues:
Produced water handling	$229,353	$316,235	$(86,882)	(27)%
Water solutions	8,327	6,635	1,692	26%
Other revenues	4,954	6,546	(1,592)	(24)%
Total revenues	242,634	329,416	(86,782)	(26)%

Direct operating costs	92,785	118,073	(25,288)	(21)%
Depreciation, amortization and accretion	82,974	120,048	(37,074)	(31)%
Total cost of revenues	175,759	238,121	(62,362)	(26)%

General and administrative expense	1,678	34,545	(32,867)	(95)%
Other operating expense, net	4,810	1,490	3,320	223%
Operating income	60,387	55,260	5,127	9%

Interest expense, net	79,710	134,671	(54,961)	(41)%
Other income, net	(2,421)	(2,612)	191	(7)%
Loss from operations before taxes	(16,902)	(76,799)	59,897	(78)%

Income tax (income) expense	(40)	4	(44)	(1,100)%
Net loss	$(16,862)	$(76,803)	$59,941	(78)%

Operating Metrics

The amount of revenue we generate depends primarily on the volumes of water that we handle for, sell to or transfer for our customers.

The table below provides operational and financial data by revenue stream for the periods indicated.

	For the Period January 1, 2025 through September 16,	Year Ended December 31,	Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
Volumes: (MBbl/d)
Produced water handling (1)	1,144	1,122	22	2%
Water solutions
Recycled produced water	57	52	5	10%
Brackish water	21	11	10	91%
Total water solutions	78	63	15	24%
Total	1,222	1,185	37	3%

Operating metrics: ($/Bbl) (2)
Produced water handling	$0.77	$0.77	$-	0%
Water solutions	$0.41	$0.29	$0.12	41%
Total revenues (3)	$0.75	$0.74	$0.01	1%
Direct operating costs	$0.29	$0.27	$0.02	7%
Gross margin (4)	$0.21	$0.21	$-	0%
Adjusted Operating Margin (5)	$0.46	$0.48	$(0.02)	(4)%
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

The table below provides operational and financial data related to skim oil volumes recovered for the periods indicated.

	For the Period January 1, 2025 through September 16,	Year Ended December 31,	Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
Skim oil volumes (Bbl/d)	1,165	943	222	24%
Skim oil realization (1)	0.10%	0.08%	0.02%	25%
Skim oil realized price ($/Bbl) (2)	$63.45	$72.29	$(8.84)	(12)%
(1)
Skim oil realization is calculated as skim oil revenue divided by produced water handling volumes.
(2)
Realized skim oil pricing is net of certain industry customary deductions.

Revenues

Produced Water Handling Revenues

The table below provides financial data by produced water handling revenue stream and related unit prices for the periods indicated.

	For the Period January 1, 2025 through September 16,	Year Ended December 31,	Amount of Increase	Percentage
Revenues (in thousands):	2025	2024	(Decrease)	Change
Produced water handling revenues	$210,208	$291,293	$(81,085)	(28)%
Skim oil revenues	19,145	24,942	(5,797)	(23)%
Total produced water handling revenues	$229,353	$316,235	$(86,882)	(27)%

Unit prices: ($/Bbl)
Produced water handling revenues	$0.71	$0.71	$-	0%
Skim oil revenues (1)	$0.06	$0.06	$-	0%
Total produced water handling revenues	$0.77	$0.77	$-	0%
(1)
Skim oil unit price is calculated as skim oil revenue divided by produced water handling volumes.

Produced water handling revenues decreased $86.9 million for the period January 1, 2025 through September 16, 2025 as compared to the year ended December 31, 2024 primarily attributable to the WaterBridge Combination contributing to:

•
an increase of $1.3 million due to a 11 MBbl/d volume increase and an increase of $0.4 million related to higher prices for produced water volumes handled prior to the WaterBridge Combination offset by a decrease of $82.8 million due to lower produced water volume of 1,096 MBbl/d due to volume for the three months ended December 31, 2024 that did not occur in 2025 as a result of the WaterBridge Combination;
•
an increase of $0.6 million in skim oil revenues primarily attributable to a $3.9 million increase due to higher skim recoveries per barrel of water handled partially offset by a $3.3 million decrease due to lower commodity price prior to the WaterBridge Combination; and
•
a decrease of $6.4 million in skim oil revenues primarily due to volume for the three months ended December 31, 2024 that did not occur in 2025 as a result of the WaterBridge Combination.

Water Solutions Revenues

Water solutions revenues increased $1.7 million for the period January 1, 2025 through September 16, 2025 as compared to the year ended December 31, 2024 primarily due to:

•
an increase of $1.1 million due to an 8 MBbl/d brackish water volume increase related to higher demand used in conjunction with upstream drilling and completion activity and an increase of $0.3 million related to higher prices for brackish water prior to the WaterBridge Combination, partially offset by a decrease of $0.5 million due to volume for the three months ended December 31, 2024 that did not occur in 2025 the current period due to the WaterBridge Combination; and
•
an increase of $1.8 million related to higher prices for treated and untreated water, partially offset by a decrease of $0.6 million due to an 11 MBbl/d untreated water volume and a decrease of $0.4 million due to volume during the three months ended December 31, 2024 that did not occur in 2025 as a result of the WaterBridge Combination.

Direct Operating Costs. Direct operating costs decreased by $25.3 million for the period January 1, 2025 through September 16, 2025 as compared to the year ended December 31, 2024.

•
an increase of $2.8 million, or $0.02 per barrel, primarily attributable to site utilities and power of $2.3 million due to increasing energy costs and third-party offload expenses of $0.4 million due to certain pipeline capacity constraints during periods of high customer flowback volume prior to the WaterBridge Combination. The increase in operating costs per barrel are primarily associated with higher energy costs at produced water handling pipelines and facilities.
•
a decrease of $28.3 million attributable to produced water volumes handled during the three months ended December 31, 2024 that did not occur in 2025 as result of the WaterBridge Combination.

	For the Period January 1, 2025 through September 16,	Year Ended December 31,	Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
General and administrative expense, excluding share-based compensation	$17,059	$27,744	$(10,685)	(39)%
Share-based compensation	(15,381)	6,801	(22,182)	(326)%
Total general and administrative expense	$1,678	$34,545	$(32,867)	(95)%

General and administrative expense. General and administrative expense, excluding share-based compensation expense, decreased by $10.7 million for the period January 1, 2025 through September 16, 2025 as compared to the year ended December 31, 2024. The decrease was primarily attributable to increased corporate shared service allocation to affiliate companies of $5.2 million, partially offset by lower capitalized overhead of $0.4 million prior to the WaterBridge Combination and a decrease of $5.6 million attributable to expenses incurred during the three months ended December 31, 2024 that did not occur in 2025 as a result of the WaterBridge Combination.

Share-based compensation expense. Share-based compensation expense decreased $22.2 million for the period January 1, 2025 through September 16, 2025 as compared to the year ended December 31, 2024. The decrease is attributable to the final fair value remeasurement related to Incentive Units in WaterBridge Resources LLC (“WBR”) and WaterBridge II LLC (“WB II”), both indirect parents of the Company, which our management and employees previously participated in that were accounted for as liability awards. On September 18, 2025, the WBR and WB II Incentive Units were either cancelled or reclassified into common equity of the issuing entity and are no longer outstanding as of such date. Refer to Note 11 — Share-Based Compensation within the notes to the WBEF consolidated financial statements for additional information.

Other operating expense, net. Other operating expense, net, increased $3.3 million for the period January 1, 2025 through September 16, 2025 as compared to the year ended December 31, 2024. This increase was primarily attributable to transaction expenses of $3.2 million associated with the WaterBridge Combination, and $0.5 million related to a casualty loss associated with a lightning strike at a produced water handling facility that occurred during the period January 1, 2025 through September 16, 2025 partially offset by lower plugging and abandonment expense of $0.4 million.

	For the Period January 1, 2025 through September 16,	Year Ended December 31,	Amount of Increase	Percentage
	2025	2024	(Decrease)	Change
Interest expense on credit facilities	$75,695	$121,112	$(45,417)	(38)%
Amortization and write off of debt issuance costs	6,528	13,346	(6,818)	(51)%
Commitment fees	335	477	(142)	(30%)
Interest on other	483	988	(505)	(51)%
Total interest cost	83,041	135,923	(52,882)	(39)%
Interest income	(667)	(1,252)	585	47%
Capitalized interest on credit facilities	(2,664)	-	(2,664)	100%
Total interest expense, net	$79,710	$134,671	$(54,961)	(41)%

Interest expense, net. Interest expense, net, decreased $55.0 million primarily due to lower weighted average debt outstanding and a lower weighted average interest rate for the period January 1, 2025 through September 16, 2025 as compared to the year ended December 31, 2024, debt issuance costs write-off of $3.7 million related to a repricing amendment completed in June 2024, and $2.7 million of capitalized interest related to a large, non-operated produced water infrastructure project.

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

	Year Ended December 31,
	2025	2024
Net income	$9	$2,992
Adjustments:
Depreciation, depletion, amortization, and accretion(1)	142,298	79,693
Interest expense, net	68,940	53,356
Income tax (benefit) expense	(1,065)	320
EBITDA	$210,182	$136,361
Adjustments:
Transaction related-expenses(2)	12,259	1,548
Share-based compensation - NDB Incentive Units(3)	3,387	9,529
Share-based compensation - RSUs	1,951	-
Temporary power costs	1,287	1,473
Loss (gain) on disposal of assets, net	11,980	(287)
Litigation settlements and expenses(4)	-	3,476
Sales tax liability release(5)	(237)	(4,841)
Asset integration costs	-	3,178
Debt modification and extinguishment costs	11,545	-
Other(6)	1,633	681
Adjusted EBITDA	$253,987	$151,118

Total revenues	$525,553	$316,296
Net (loss) income margin	0%	1%
Adjusted EBITDA Margin	48%	48%
(1)
Includes the amortization expense associated with the Company’s contractual customer relationships as reported in Produced Water Handling revenues.
(2)
Transaction related-expenses consist of non-capitalizable transaction costs associated with corporate reorganization and non-capitalizable IPO-related charges.
(3)
Share-based compensation - NDB Incentive Units for the year ended December 31, 2024 consist of $0.7 million related to the NDB Incentive Units subsequent to July 1, 2024, and $8.7 million related to the NDB Incentive Units prior to July 1, 2024. Prior to July 1, 2024, NDB Incentive Units were liability awards resulting in periodic fair value remeasurement.
(4)
Litigation settlements and expenses consist of costs incurred not in the ordinary course of business. Routine litigation has not been adjusted.
(5)
Sales tax liability release represents the release of a liability associated with transaction taxes recorded in conjunction with a historical acquisition.
(6)
Other consists of abandoned well costs, abandoned acquisition and project costs, and other non-cash or non-recurring items.

The following table sets forth a reconciliation for WaterBridge of gross margin and gross margin per barrel as determined in accordance with GAAP to Adjusted Operating Margin and Adjusted Operating Margin per Barrel for the periods indicated.

	Year Ended December 31,
	2025	2024
(Dollars in thousands, except per barrel data)
Total revenues	$525,553	$316,296
Total cost of revenues	(383,312)	(227,848)
Gross margin	142,241	88,448
Less: Other revenues	(13,474)	(8,503)
Less: Cost of other revenues(1)	5,351	7,004
Depreciation, depletion, amortization, and accretion(2)	142,298	79,693
Adjusted Operating Margin	$276,416	$166,642
Total volumes(3) (MBbls)	700,799	428,652
Gross margin ($/Bbl)	$0.20	$0.21
Adjusted Operating Margin ($/Bbl)	$0.39	$0.39

(1)
Cost of other revenues includes direct operating costs associated with our energy waste management, gas transportation and divested crude transportation services.
(2)
Includes the amortization expense associated with the Company’s contractual customer relationships as reported in Produced Water Handling revenues.
(3)
Total volumes excludes skim oil volumes.

The following table sets forth a reconciliation for WBEF of gross margin and gross margin per barrel as determined in accordance with GAAP to Adjusted Operating Margin and Adjusted Operating Margin per Barrel for the periods indicated.

	For the Period January 1, 2025 through September 16, 2025	Year Ended December 31, 2024
(Dollars in thousands, except per barrel data)
Total revenues	$242,634	$329,416
Total cost of revenues	(175,759)	(238,121)
Gross margin	66,875	91,295
Less: Other revenues	(4,954)	(6,546)
Depreciation, amortization, and accretion(1)	83,874	121,322
Adjusted Operating Margin	$145,795	$206,071
Total volumes(2) (MBbls)	316,437	433,616
Gross margin ($/Bbl)	$0.21	$0.21
Adjusted Operating Margin ($/Bbl)	$0.46	$0.48
(1)
Includes the amortization expense associated with the Company’s contractual customer relationships as reported in Produced Water Handling revenues.
(2)
Total volumes excludes skim oil volumes.

Liquidity and Capital Resources

Overview

Historically, our predecessors’ primary sources of liquidity have been capital contributions from their respective members, cash flows from operating activities and borrowings under their credit facilities. Following the completion of the IPO, our primary sources of liquidity are cash flows from operating activities and, if required, proceeds from borrowings under our 2025 Revolving Credit Facility (as defined below). Our primary liquidity and capital requirements will be for our operating expenses, servicing of our debt, the payment of dividends to our shareholders, if any, general company needs and investing in our business. We believe that we are able to fully fund our ongoing capital expenditures, working capital requirements and other capital needs through cash on hand and cash flows from our operating activities for at least twelve months from the date of this Annual Report and over the longer term. However, we may choose to use borrowings under our 2025 Revolving Credit Facility to finance our operating and investing activities in the future and may also need to raise additional capital in the future to support our operations. See “— Debt Instruments” for more information.

We strive to maintain financial flexibility and proactively monitor potential capital sources, including equity and debt financing, to meet our target liquidity and capital requirements. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced and we could be required to seek alternative financing sources. As of December 31, 2025, we had a surplus in working capital, defined as current assets less current liabilities, of $72.2 million, and cash and cash equivalents of $51.5 million. As of December 31, 2024, we had a surplus in working capital of $36.9 million and cash and cash equivalents of $13.3 million.

Dividends and Distributions

On February 25, 2026, our board of directors declared a dividend on our Class A shares of $0.05 per share, payable on March 19, 2026 to shareholders of record as of March 5, 2026, and a corresponding required cash distribution to OpCo unitholders.

Contractual Obligations and Other Commitments

We are a party to contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the balance sheet as of December 31, 2025, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services entered into in the normal course of business and minimum royalty payments.

Cash Flows

The following tables summarizes WaterBridge’s cash flow for the periods indicated:

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	Year Ended December 31,		Amount of Increase	Percentage
(in thousands)	2025	2024	(Decrease)	Change
Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$159,695	$73,859	$85,836	116%
Net cash used in investing activities	(218,623)	(323,661)	105,038	(32)%
Net cash provided by financing activities	97,187	250,217	(153,030)	(61)%
Net increase in cash and cash equivalents	$38,259	$415	$37,844	9,119%

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $85.8 million. The increase was primarily due to cash flows related to higher net income, net of non-cash items, of $76.0 million primarily associated with higher revenues with flat gross margins percentage related to organic commercial growth, integration of prior year acquisitions and the WaterBridge Combination during the year ended December 31, 2025. Additionally, changes in working capital, other than cash, resulted in an increase of $9.8 million primarily due to changes in accounts receivable and payable primarily due to the timing of collections and payments.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased $105.0 million. The decrease was primarily due to lower acquisition and acquisition-related expenditures, net of cash acquired, of $206.4 million related to asset acquisitions completed during the year ended December 31, 2024 and cash acquired as a result of the WaterBridge Combination during the year ended December 31, 2025 and higher proceeds from the sale of assets of $17.3 million primarily related to the sale of the crude gathering and transportation assets during the year ended December 31, 2025. This was partially offset by a $118.7 million increase in capital expenditures, inclusive of changes in associated working capital items, required to service our produced water handling contracts and volume, and expansion of our infrastructure network.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $153.0 million. Net cash provided by financing activities for the year ended December 31, 2025, consisted of $1.4 billion in proceeds from the issuance of the Notes, $677.1 million of net proceeds from the IPO, net of underwriting discounts and commissions and offering expenses, and contributions by member of $20.1 million prior to the IPO, offset by a $1.7 billion repayment of legacy term loans, a $228.2 million purchase of OpCo equity interests in connection with the WaterBridge Combination and $67.9 million of debt repayments, net of borrowings and debt issuance costs.

Net cash provided by financing activities for the year ended December 31, 2024, consisted of $250.2 million of debt borrowings, net of repayments and debt issuance costs. The net debt increase was primarily attributable to borrowings on the NDB Term Loan to fund 2024 acquisitions.

Cash Flows

The following tables summarizes our cash flow for the periods indicated for WBEF:

For the Period January 1, 2025 through September 16, 2025 Compared to the Year Ended December 31, 2024

	For the Period January 1, 2025 through September 16,	Year Ended December 31,	Amount of Increase	Percentage
(in thousands)	2025	2024	(Decrease)	Change
Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$74,899	$62,943	$11,956	19%
Net cash used in investing activities	(73,291)	(19,306)	(53,985)	280%
Net cash used in financing activities	(9,789)	(33,792)	24,003	(71)%
Net (decrease) increase in cash and cash equivalents	$(8,181)	$9,845	$(18,026)	(183)%

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $12.0 million. The increase was primarily due to changes in working capital, other than cash, of $18.5 million related to the timing of accounts receivable collections payment of accrued expenses partially offset by lower net income, net of non-cash items, of $6.5 million associated with the timing of the WaterBridge Combination.

Net Cash Used in Investing Activities. Net cash used in investing activities increased $54.0 million. The increase was primarily attributable to higher capital expenditures, inclusive of changes in associated working capital items, of $54.7 million primarily related to expansion of our non-operated JOA infrastructure network.

Net Cash Provided by Financing Activities. Net cash used in financing activities decreased $24.0 million. Net cash used in financing activities for the period January 1, 2025 through September 16, 2025, consisted of $13.3 million distributions paid to Series A preferred unit holders, $3.0 million related to contingent consideration payments, and $2.4 million in deferred offering costs. This was partially offset by $8.9 million in proceeds from debt, net of repayments and debt issuance costs.

Net cash used in financing activities during the year ended December 31, 2024, consisted of $15.0 million in note repayments associated with WBEF’s Series A-1 preferred units, $8.9 million distributions paid to Series A preferred unit holders, $9.0 million in repayments of debt, inclusive of debt issuance costs and net of proceeds, and $0.9 million related to contingent consideration payments.

Capital Requirements

We focus our business model on establishing long-term operating relationships with E&P companies to develop produced water handling infrastructure solutions throughout the full life cycle of their oil and natural gas wells. Our contracts generally include inflation escalators, which may assist in mitigating our exposure to broader inflationary pressures. While our business typically requires regular capital expenditures for maintenance of existing pipelines, water handling and recycling facilities, we may elect to increase capital spend for the acquisition or construction of new pipelines and facilities in order to take advantage of market opportunities or to support our customers’ development plans. As such, we proactively work with our customers to determine their near-term water handling and recycling needs to support their development activities.

The amount and allocation of future acquisition related capital expenditures will depend upon a number of factors, including the amount of capital required to support our customers’ development plans, size and expected return on investment for potential acquisition opportunities, our cash flows from operating activities and our investing and financing activities.

We periodically assess changes in current and projected cash flows, acquisition and divestiture activities and other factors to determine their effects on our liquidity. We believe that our cash on hand and cash flow from operating activities will provide us with sufficient liquidity to execute our current strategy. However, our ability to generate cash is subject to a number of factors that may directly or indirectly affect us, many of which are beyond our control, including commodity prices and general economic, financial, competitive, legislative, regulatory and other factors. If we require additional capital for acquisitions or other reasons, we may seek such capital through traditional borrowings under our debt instruments, offerings of debt and equity securities or other means. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us.

As our board of directors declares cash dividends to our Class A shareholders, we expect the dividend to be paid from cash from operations. We do not currently expect to borrow funds or to adjust planned capital expenditures to finance dividends on our Class A shares. The timing, amount and financing of dividends, if any, will be subject to the discretion of our board of directors from time to time.

Debt Instruments

Notes

On October 6, 2025, OpCo, as the issuer, issued $825.0 million aggregate principal amount of 6.25% fixed-rate senior unsecured notes due 2030 (the “2030 Notes”) and $600.0 million aggregate principal amount of 6.50% fixed-rate senior unsecured notes due 2033 (the “2033 Notes” and together with the 2030 Notes, the “Notes”) in a private offering.

In connection with the offering of the Notes, OpCo and each of the Guarantors (as defined below) entered into indentures, dated as of October 6, 2025 (the “Indentures”), with UMB Bank, N.A., as trustee, relating to the issuance of the 2030 Notes and the 2033 Notes. The Indentures contain customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of dividends or similar restricted payments, undertaking transactions with OpCo’s unrestricted affiliates, and limitations on asset sales.

The Notes are guaranteed (the “Guarantees”), jointly and severally, on a senior unsecured basis by all of OpCo’s existing subsidiaries (collectively, the “Guarantors”).

At any time prior to October 15, 2027, OpCo may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 2030 Notes (including any additional notes) issued under the 2030 Indenture at a redemption price equal to 106.25% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with an amount of cash not greater than the net cash proceeds of one or more equity offerings. At any time prior to October 15, 2029, OpCo may also redeem all or a part of the 2030 Notes of such series at a redemption price equal to 100% of the principal amount of the notes redeemed plus the applicable premium set forth in the 2030 Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. OpCo may also redeem all or a part of the 2030 Notes at the redemption prices set forth in the 2030 Indenture, plus accrued and unpaid interest, if any, on the notes redeemed, to, but excluding, the applicable redemption date.

At any time prior to October 15, 2028, OpCo may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 2033 Notes (including any additional notes) issued under the 2033 Notes Indenture, at a redemption price of 106.50%, of the principal amount of the 2033 Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with an amount of cash not greater than the net cash proceeds of one or more equity offerings. At any time prior to October 15, 2030, OpCo may also redeem all or a part of the 2033 Notes, at a redemption price equal to 100% of the principal amount of the 2033 Notes redeemed plus the applicable premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. OpCo may also redeem all or a part of the 2033 Notes, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, on the notes redeemed, to, but excluding, the applicable redemption date.

If a Change of Control (as defined in the Indentures) occurs with respect to any series of notes (along with a downgrade of the notes by two rating agencies), OpCo may be required to offer to purchase the Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the purchase date.

The Notes and the Guarantees rank equally in right of payment with all of OpCo’s and the Guarantors’ existing and future senior indebtedness and senior to all of OpCo’s and the Guarantors’ future subordinated indebtedness. The Notes and the Guarantees are effectively subordinated in right of payment to all of OpCo’s and the Guarantors’ existing and future secured debt, including debt under the 2025 Revolving Credit Facility, to the extent of the value of the assets securing such debt, and will be structurally subordinated to all liabilities of any future subsidiaries of OpCo that do not guarantee the Notes.

On October 6, 2025, the Company used the net proceeds of $1.4 billion from the issuance of the Notes and $303.9 million of the net proceeds from the IPO to repay all outstanding borrowings and accrued interest under the NDB Term Loan (as defined below) and SDB Term Loan (as defined below). At the time of repayment, the outstanding borrowings and accrued interest totaled $1.7 billion. As a result of the repayment, the Company recorded a loss on extinguishment of debt of $13.5 million related to the NDB Term Loan and a gain on extinguishment of debt premium of $2.1 million related to the SDB Term Loan, which is presented net on the consolidated statement of operations.

As of December 31, 2025, our fixed-rate senior unsecured notes had a carrying value of $1.4 billion and a fair value of $1.4 billion. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.

2025 Revolving Credit Facility

On October 6, 2025, OpCo entered into a revolving credit agreement (the “2025 Revolving Credit Facility”) which provides for lender commitments of $500.0 million and matures on the earlier of (i) September 26, 2030, and (ii) the date that is ninety-one (91) days prior to the stated maturity of the Notes if, on such date, the outstanding principal amount of the Notes exceeds $50.0 million (the “Maturity Date”). Borrowings under the 2025 Revolving Credit Facility are secured by a first-priority lien on substantially all assets of OpCo and its subsidiaries, and is also guaranteed by each of its subsidiaries. As of December 31, 2025, the Company had $25.0 million outstanding borrowings under the 2025 Revolving Credit Facility. The weighted average interest rate on the total amount of borrowings under the 2025 Revolving Credit Facility as of December 31, 2025 was 6.40%.

The 2025 Revolving Credit Facility replaced the NDB Revolving Credit Facility and the SDB Revolving Credit Facility and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company concluded that the 2025 Revolving Credit Facility should be accounted for as a debt modification. As a result, the debt issuance costs of $4.4 million incurred as part of the 2025 Revolving Credit Facility along with the remaining debt issuance costs of $0.8 million associated with the NDB Revolving Credit Facility (as defined below) and the remaining debt issuance costs of $0.2 million associated with the SDB Revolving Credit Facility (as defined below) as of the modification date will be amortized over the life of the 2025 Revolving Credit Facility.

The applicable margin on the interest rate, the commitment fees and the letter of credit fees are determined based on the Company’s leverage ratio. The applicable margin ranges are:

Term SOFR applicable margin	2.00% - 3.00%
Base Rate applicable margin	1.00% - 2.00%
Commitment fees	0.375% - 0.500%
Letter of credit fees	2.00% - 3.00%

The 2025 Revolving Credit Facility contains certain affirmative and negative covenants customary for similar credit facilities. The 2025 Revolving Credit Facility contains certain financial covenants that require OpCo to maintain as of the last day of each Test Period (as defined in the 2025 Revolving Credit Facility) (a) a consolidated interest coverage ratio of no less than 2.50:1.00; (b) a consolidated net leverage ratio of not more than 5.00:1.00 (subject to a two full quarter step-up period of 5.25:1.00 upon the consummation of a material acquisition); and (c) a consolidated net senior secured leverage ratio of not more than 3.50:1.00. The 2025 Revolving Credit Facility also contains customary events of defaults. The occurrence and continuation of an event of default would permit the Lenders to terminate their commitments to advance loans under the 2025 Revolving Credit Facility, to require immediate repayment of any outstanding loans, including interest accrued, and all other obligations and amounts owed under the 2025 Revolving Credit Facility and to require the outstanding letters of credit to be cash collateralized pursuant to and in accordance with the terms of the 2025 Revolving Credit Facility.

Principal amounts borrowed under the 2025 Revolving Credit Facility may be prepaid from time to time and commitments thereunder may be terminated without premium or penalty. Any principal amounts outstanding on the Maturity Date will become due and payable on such date.

Prior Agreements

Prior to the IPO and closing of the Notes offering, certain of our subsidiaries were parties to the long-term debt agreements described below.

The NDB Term Loan and SDB Term Loan (both as defined below) were terminated on October 6, 2025 in connection with the effectiveness with the notes. The 2025 Revolving Credit Facility replaced the NDB Revolving Credit Facility and the SDB Revolving Credit Facility (both as defined below).

NDB Term Loan

On May 10, 2024, NDB Operating entered into a $575.0 million term loan facility (the “NDB Term Loan”) with a maturity date of May 10, 2029. On September 19, 2025, the NDB Term Loan was assumed by WaterBridge Midstream Operating LLC (“WaterBridge Midstream”), a subsidiary of the Company.

Under the NDB Term Loan the borrower could elect for outstanding borrowings to accrue interest at a rate based on either (i) a forward-looking term rate based on the secured overnight financing rate (“Term SOFR” and loans accruing interest based on Term SOFR, “Term SOFR Loans”), or (ii) a customary base rate (“Base Rate” and loans accruing interest based on the Base Rate, “Base Rate Loans”), in each case plus an applicable margin. Term SOFR Loans bear interest at a rate equal to Term SOFR for the applicable interest period plus a margin of 4.25%. Base Rate Loans bear interest at a rate per annum equal to the highest of (i) the Federal Funds Rate, as in effect from time to time, plus 0.5%, (ii) the prime rate, as published by The Wall Street Journal from time to time, and (iii) Term SOFR for a one-month tenor plus 1.00%, in each case, plus a margin of 3.25%.

SDB Term Loan

On June 27, 2024, WaterBridge Midstream entered into $1.15 billion term loan facility (the “SDB Term Loan”) with a maturity date of June 27, 2029.

Under the SDB Term Loan the borrower could elect whether to borrow under the facility Term SOFR or Base Rate. Term SOFR Loans bear interest at a rate equal to a variable rate of Term SOFR for the applicable interest period plus a margin of 4.75%. Interest on Term SOFR Loans is payable at the end of the applicable interest period. Base Rate Loans bear interest at a rate per annum equal to the highest of (i) the Federal Funds Rate, as in effect from time to time, plus 0.5%, (ii) the prime rate, as published by The Wall Street Journal from time to time as the “bank prime loan” rate, and (iii) Term SOFR for a one-month tenor plus 1.00%, in each case, plus 3.75%.

NDB Revolving Credit Facility

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

Under the NDB Revolving Credit Facility the borrower could elect to borrow principal amounts as Term SOFR Loans or Base Rate Loans. Term SOFR Loans bear interest at a rate per annum equal to (i) Term SOFR for the applicable tenor plus 0.10% (“Adjusted Term SOFR”), plus the Term SOFR applicable margin (see table below), which such margin is determined by reference to the Company’s leverage ratio. Base Rate Loans bear interest at a rate per annum equal to the highest of (i) the rate of interest which the administrative agent announces from time to time as its prime lending rate, as in effect from time to time (the “Prime Rate”), (ii) the Federal Funds Rate plus 0.50%, (iii) Adjusted Term SOFR for a one-month tenor plus 1.00%, and (iv) zero percent, plus in each case, the Base Rate applicable margin (see table below), which margin is determined by reference to the Company’s leverage ratio.

The applicable margin on the interest rate, the commitment fees and the letter of credit fees are determined based on the Company’s leverage ratio. The applicable margin ranges are:

Term SOFR applicable margin	2.00% - 3.00%
Base Rate applicable margin	1.00% - 2.00%
Commitment fees	0.375% - 0.500%
Letter of credit fees	2.00% - 3.00%

SDB Revolving Credit Facility

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

At the Company’s election, principal amounts could be drawn under the SDB Revolving Credit Facility as Term SOFR Loans or Base Rate Loans. Term SOFR Loans bear interest at a rate equal to a variable rate of Term SOFR for the applicable interest period plus the Term SOFR applicable margin (see table above), which such margin is determined by reference to Borrower’s leverage ratio. Base Rate Loans bear interest at a rate per annum equal to the highest of (i) the rate of interest which the administrative agent announces from time to time as its prime lending rate, as in effect from time to time, (ii) the Federal Funds Rate, as in effect from time to time, plus 0.5%, (iii) the Term SOFR for a one-month tenor plus 1.0%, and (iv) 2.0%, in each case plus the Base Rate applicable margin (see table above), which such margin is determined by reference to the Company’s leverage ratio.

The applicable margin on the interest rate, the commitment fees and the letter of credit fees are determined based on the Company’s leverage ratio. The applicable margin ranges are:

Term SOFR applicable margin	2.00% - 3.00%
Base Rate applicable margin	1.00% - 2.00%
Commitment fees	0.375% - 0.500%
Letter of credit fees	2.00% - 3.00%

Desert Credit Facilities

At the time of the WaterBridge Combination, the Company assumed Desert Environmental’s revolving credit facility, term loan and insurance note payable. The Company had no borrowings and $14.0 million outstanding on the revolving credit facility and term loan as of the WaterBridge Combination, respectively. On September 19, 2025, in connection with the closing of the IPO, the outstanding borrowings under the Desert Environmental term loan of $14.0 million were repaid with a portion of the net proceeds from the IPO.

Asset Financing Notes

At the time of the WaterBridge Combination, the Company assumed various secured promissory notes entered into under a Master Equipment Finance Loan and Security Agreement (the “Master Agreement”) by WBEF in 2023, in each case to finance the purchase of vehicles. The Master Agreement is an uncommitted credit facility whereby the lender may, but is not obligated to, provide loans to the Company for the purpose of purchasing vehicles. Loans borrowed pursuant to the Master Agreement and each promissory note are (a) secured by a first-priority lien on the vehicle(s) financed by such Master Agreement or promissory note, as applicable, and (b) repaid in 36 equal monthly installments.

Insurance Financing Notes

At the time of the WaterBridge Combination, the Company assumed promissory notes from WBEF entered into during 2025 for the payment of insurance premiums with an aggregate principal amount of $11.8 million and an interest rate of 6.49% annually. The notes are payable in eleven monthly installments. As of December 31, 2025, the remaining outstanding balance of such notes was $8.7 million. The notes will mature on August 1, 2026.

Cash Requirements

Our cash obligations and commitments over the next twelve months include accounts payable, accrued liabilities, the current portion of long-term debt, interest, lease payments, and purchase obligations which cover a portion of our planned capital expenditure program in 2026 and include commitments for maintenance of existing pipelines, water handling and recycling facilities. We may elect to increase capital spend for the acquisition or construction of new pipelines and facilities in order to take advantage of market opportunities or to support our customers’ development plans.

Our long-term cash obligations and commitments include:

•
Debt: Refer to Note 8 — Debt in the Notes to the Financial Statements.
•
Operating and finance leases: Our finance leased assets consist primarily of vehicles and our operating leased assets consist primarily of office space. Refer to Note 9 — Leases in the Notes to the Financial Statements.
•
Purchase obligations: For our ongoing business operations, we are party to various power purchase agreements to manage volatility of the price of power needed, and we transact short term and long term purchase obligations for products and services, primarily related to various subscription service agreements. Refer to Note 14 — Commitments and Contingencies in the Notes to the Financial Statements.
•
Asset retirement obligations: Refer to Note 3 — Additional Financial Statement Information in the Notes to the Financial Statements.
•
Tax receivable agreement liability: Refer to Note 7 — Income Taxes and Tax Receivable Agreement in the Notes to the Financial Statements.

Critical Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures of contingent assets and liabilities. We consider our critical accounting estimates those that require subjectivity and that could inherently influence our financial result based on changes in those estimates.

Business combinations

We account for business combinations using the acquisition method of accounting, and accordingly, the acquired assets and assumed liabilities of the acquired business are recorded at their fair values at the date of acquisition. Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of net assets acquired. Certain assumptions and estimates are employed in evaluating the fair value of assets acquired and liabilities assumed. These estimates may be affected by factors such as changing market conditions, technological advances in our industry or changes in regulations governing that industry. The most significant assumptions requiring judgment involve identifying and estimating the fair value of tangible and intangible assets and the associated useful lives for establishing depreciation and amortization periods. To finalize purchase accounting for significant acquisitions, we utilize the services of independent valuation specialists to assist in the determination of the fair value of acquired tangible and intangible assets.

Estimated fair values ascribed to assets acquired can have a significant impact on future results of operations presented in our financial statements. A higher fair value or shorter useful life ascribed to the assumed tangible and intangible assets results in higher depreciation and amortization expense, which results in lower net income.

Impairment of Goodwill and Long-lived assets

We test goodwill for impairment for each of our reporting units on an annual basis on October 31 or more frequently when events occur, or circumstances indicate the fair value of a reporting unit may be below its carrying value. We perform the annual assessment using the qualitative method. Where deemed appropriate, we may perform a quantitative assessment that uses market data and discounted cash flow analysis, which involve estimates of future revenues, operating cash flows, terminal value growth rates, capital expenditures projections, discount rates and other assumptions deemed reasonable by management. Changes in these estimates and assumptions or a significant decrease in earnings could materially affect the fair value of goodwill and could result in a goodwill impairment charge. The annual impairment assessment for goodwill does not change our requirements to assess goodwill on an interim date between scheduled annual testing dates if triggering events are present.

Management reviews our long-lived assets, which primarily includes property, plant and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets for purposes of assessing recoverability. Recoverability is determined by comparing the carrying value of the asset to the expected undiscounted future cash flows of the asset. Estimates of expected undiscounted future cash flows require the application of management judgment and involve assumptions regarding future revenues, operating cash flows, projected capital expenditures, discount rates, and other factors that management believes to be reasonable. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value.

Recently Issued Accounting Pronouncements

For a summary of recently issued accounting pronouncements, Refer to Note 2 — Summary of Significant Accounting Policies within the notes to our financial statements included elsewhere in this Annual Report.

Internal Controls and Procedures

As of October 6, 2025, we are no longer an “emerging growth company” and therefore, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting at the time we become an “accelerated filer” or “large accelerated filer,” in each case, as defined in the Exchange Act.

Off Balance Sheet Arrangements

We currently have no material off‑balance sheet arrangements.

Supplemental Unaudited Pro Forma Combined Financial Information and Non-GAAP Financial Measures

Introduction

The following unaudited pro forma combined financial information is presented to illustrate the estimated effects of (i) the WaterBridge Combination, which was consummated on September 17, 2025, and (ii) the IPO, which was consummated on September 18, 2025 and the use of net proceeds therefrom for the year ended December 31, 2025 based on historical results of operations of NDB Operating, WBEF and Desert Environmental. Refer to Note 1 — Organization and Nature of Operations and Note 4 — Acquisitions within the Notes to the Consolidated Financial Statements for additional information on the WaterBridge Combination and IPO.

The following unaudited pro forma combined financial statements reflect the historical combined results of the Company, WBEF and Desert Environmental and their respective subsidiaries on an unaudited pro forma basis to give effect to the WaterBridge Combination and IPO as if they had occurred on January 1, 2024, for purposes of the unaudited pro forma combined statements of operations.

The unaudited pro forma combined financial information was prepared using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the completion of the acquisition. We utilized fair values at September 17, 2025 for the allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed.

The unaudited pro forma combined financial information has been prepared solely for the purposes of providing unaudited pro forma combined financial information in accordance with SEC rules including Article 11 of Regulation S-X (“Article 11”), as amended by the final rule, Release No. 33-10786 “Amendments to Financial Disclosure about Acquired and Disposed Businesses” and is not necessarily indicative of the results of operations that would have been realized had the transactions been completed as of the dates indicated, nor are they meant to be indicative of our anticipated combined future results. In addition, the accompanying unaudited pro forma combined statements of operations do not reflect any synergies, operating efficiencies, cost savings or any integration costs from the WaterBridge Combination or IPO.

WaterBridge Infrastructure LLC

Unaudited Pro Forma Combined Statements of Operations for

the year ended December 31, 2025

	Reported WaterBridge 1/1/2025 - 12/31/2025	Historical WBEF January 1, 2025 to September 16, 2025	Historical Desert Environmental January 1, 2025 to September 16, 2025	Transaction Accounting Adjustments (WaterBridge Combination)		Transaction Accounting Adjustments (IPO)		Pro Forma Combined
Revenues:
Produced water handling	$357,043	$229,038	$-	$1,043	(a)	$-		$587,124
Produced water handling - related party	114,583	315	-	(797)	(b)	-		114,101
Water solutions	35,077	8,327	-	-		-		43,404
Water solutions - related party	5,376	-	-	-		-		5,376
Other revenues	11,567	4,954	21,516	-		-		38,037
Other revenues - related party	1,907	-	6,549	(6,540)	(b)	-		1,916
Total revenues	525,553	242,634	28,065	(6,294)		-		789,958

Direct operating costs	194,394	88,529	10,342	-		367	(c)	293,632
Direct operating costs - related party	48,019	4,256	2,413	(6,613)	(b)	-		48,075
Depreciation, depletion, amortization, and accretion	140,899	82,974	4,442	42,996	(a)	-		271,311
Total cost of revenues	383,312	175,759	17,197	36,383		367		613,018

General and administrative expense	47,237	1,678	3,152	-		19,777	(c)	71,844
Loss on sale of assets, net	11,980	-	-	-		-		11,980
Other operating expense, net	4,162	4,810	190	-		-		9,162
Operating income	78,862	60,387	7,526	(42,677)		(20,144)		83,954

Interest expense, net	68,940	79,710	735	(6,599)	(d)	(4,317)	(d)	138,469
Loss on extinguishment of debt, net	11,411	-	-	-		-		11,411
Other income, net	(433)	(2,421)	-	-		-		(2,854)
(Loss) income from operations before taxes	(1,056)	(16,902)	6,791	(36,078)		(15,827)		(63,072)

Income tax (benefit) expense	(1,065)	(40)	104	-		(3,975)	(e)	(4,976)
Net income (loss)	$9	$(16,862)	$6,687	$(36,078)		$(11,852)		$(58,096)

Summary of Pro Forma Adjustments

Pro forma adjustments included in the Unaudited Pro Forma Combined Statements of Operations for the year ended December 31, 2025 are as follows:

(a)
Reflects changes in depreciation and amortization expense related to fixed assets and intangible assets recognized at fair value upon consummation of the WaterBridge Combination, as well as changes in amortization associated with up-front payments related to contract dedications that were previously amortized as a reduction of service revenue.
(b)
Reflects the elimination of related party revenues and direct operating costs between Desert Environmental and each of WaterBridge and WBEF prior to the WaterBridge Combination.
(c)
Reflects a reduction in share-based compensation expense associated with the remeasurement of incentive units classified as liability awards previously allocated to WBEF. The adjustment assumed that the incentive units were either cancelled or converted into common equity of the issuing entity as of January 1, 2024. The reduction in share-based compensation expense related to such incentive units is offset by the recognition of restricted share unit (“RSU”) expense associated with initial IPO grants, based on the assumption that the Company’s RSUs were granted on January 1, 2024. The RSU expense has been calculated by recognizing the grant-date fair value of the RSUs on the date of issuance and amortized over a three-year vesting period.
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

Unaudited Pro Forma Non-GAAP Financial Measures

To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented selected non-GAAP pro forma financial measures for the year ended December 31, 2025. See “— Non-GAAP Financial Measures” for more information.

The following table sets forth a reconciliation of pro forma net loss and pro forma net loss margin as determined in accordance with Article 11 to pro forma Adjusted EBITDA and pro forma Adjusted EBITDA Margin, respectively.

Year Ended December 31, 2025
Pro forma net loss	$(58,096)
Adjustments:
Depreciation, depletion, amortization, and accretion(1)	273,610
Interest expense, net	138,469
Income tax benefit	(4,976)
Pro forma EBITDA	$349,007
Adjustments:
Share-based compensation - NDB Incentive Units(2)	8,417
Share-based compensation - RSUs(2)	1,737
Temporary power costs	1,291
Loss on disposal of assets, net	12,254
Debt modification and extinguishment costs	11,724
Transaction related-expenses(3)	15,768
Other(4)	2,598
Pro forma Adjusted EBITDA	$402,796

Pro forma combined revenue	$789,958
Pro forma net loss margin	(7)%
Pro forma Adjusted EBITDA margin	51%
(1)
Includes the amortization expense associated with the Company’s contractual customer relationships as reported in Produced Water Handling revenues.
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

Year Ended December 31, 2025
(Dollars in thousands, except per barrel data)
Pro forma produced water handling and water solutions total revenues	$768,187
Pro forma produced water handling and water solutions cost of revenues	(559,071)
Pro forma produced water handling and water solutions gross margin	209,116
Less: Produced water handling and water solutions other revenues	(18,428)
Pro forma produced water handling and water solutions adjusted gross margin(1)	190,688
Pro forma depreciation, amortization, and accretion(2)	226,172
Pro forma Adjusted Operating Margin	$416,860
Combined total volumes(3) (MBbls)	1,017,236
Pro forma gross margin ($/Bbl)	$0.21
Pro forma Adjusted Operating Margin ($/Bbl)	$0.41
(1)
Pro forma produced water handling water solutions adjusted gross margin is calculated as pro forma produced water handling and water solutions revenues less pro forma produced water handling and water solutions cost of revenues.
(2)
Includes the amortization expense associated with the Company’s contractual customer relationships as reported in Produced Water Handling revenues.
(3)
Combined total volumes include produced water handling and water solutions volumes and exclude skim oil volumes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include the effects of adverse changes in commodity prices and counterparty and customer credit risks and interest rate risk as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in commodity prices and counterparty and customer credit and interest rate risk. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposure.

Commodity Price Risks

The market for our services is indirectly exposed to fluctuations in the prices of crude oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels and timing of activity of our customers in the exploration and production and oilfield services industries. Commodity prices have been and are continuing to be impacted by multiple factors, such as supply disruptions and recessionary concerns and responses by the members of OPEC+ and other oil exporting nations to market conditions. During the year ended December 31, 2024, the average WTI crude oil spot price was $76.63 per barrel and, as of December 31, 2025, the WTI crude oil spot price was $57.26 per barrel. Sustained low commodity prices and sustained low oil and natural gas prices could lead producers in our areas of operation to shut-in or curtail production from wells, or plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices, which could negatively impact their financial condition and their ability to meet their obligations to us.

A portion of our revenue is derived from our sale of skim oil at prevailing market prices, less applicable discounts, and is directly exposed to fluctuations in the price of crude oil. Based on our recovery of skim oil for the year ended December 31, 2025, on a pro forma basis, our skim oil sales for the year ended December 31, 2025, would have increased or decreased approximately $5.6 million for each 10% change in the realized price per barrel.

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

Interest Rate Risks

Our ability to borrow and the rates offered by lenders can be adversely affected by deterioration in the credit markets and/or deterioration of our credit profile rating. We may elect for outstanding borrowings under the 2025 Revolving Credit Facility to accrue interest at a rate based on either (i) Term SOFR or (ii) Base Rate, plus an applicable margin, which exposes us to interest rate risk to the extent we have borrowings outstanding under our 2025 Revolving Credit Facility.

As of December 31, 2025, we had $25.0 million of outstanding borrowings under the 2025 Revolving Credit Facility. For the year ended December 31, 2025, the 2025 Revolving Credit Facility had a weighted average interest rate of 6.4%. Assuming no change in the amounts outstanding, the impact on interest expense of a 1.0% increase or decrease in the weighted average interest rate on the 2025 Revolving Credit Facility would be approximately $0.2 million per year.

As of December 31, 2025 , we also had aggregate principal amounts outstanding of $1.4 billion under the Notes. Since our Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments” for more information.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
WaterBridge Infrastructure LLC
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 34)	83
Consolidated Balance Sheets as of December 31, 2025 and 2024	85
Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023	86
Consolidated Statements of Shareholders' and Member’s Equity for the Years Ended December 31, 2025, 2024 and 2023	87
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023	88
Notes to the Consolidated Financial Statements	89
Note 1. Organization and Nature of Operations	89
Note 2. Summary of Significant Accounting Policies	90
Note 3. Additional Financial Statement Information	100
Note 4. Acquisitions	102
Note 5. Property, Plant and Equipment	104
Note 6. Intangible Assets	105
Note 7. Income Taxes and Tax Receivable Agreement	106
Note 8. Debt	108
Note 9. Leases	112
Note 10. Shareholders’ and Member’s Equity	114
Note 11. Share-Based Compensation	115
Note 12. Earnings Per Share	116
Note 13. Related Party Transactions	118
Note 14. Commitments and Contingencies	120

WaterBridge Equity Finance LLC
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 34)	122
Consolidated Balance Sheet as of December 31,2024	123
Consolidated Statements of Operations for the Period January 1, 2025 through September 16, 2025 and the Years Ended December 31, 2024 and 2023	124
Consolidated Statements of Changes in Mezzanine Equity and Members’ Equity for the Period January 1, 2025 through September 16, 2025 and the Years Ended December 31, 2024 and 2023	125
Consolidated Statements of Cash Flows for the Period January 1, 2025 through September 16, 2025 and the Years Ended December 31, 2024 and 2023	126
Notes to the Consolidated Financial Statements	127
Note 1. Organization and Nature of Operations	127
Note 2. Summary of Significant Accounting Policies	127
Note 3. Additional Financial Statement Information	136
Note 4. Asset Acquisitions	137
Note 5. Property, Plant and Equipment	138
Note 6. Intangible Assets	138
Note 7. Debt	138
Note 8. Leases	140
Note 9. Members’ Equity	142
Note 10. Mezzanine Equity	142
Note 11. Share-Based Compensation	144
Note 12. Related Party Transactions	146
Note 13. Commitments and Contingencies	147

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of WaterBridge Infrastructure LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WaterBridge Infrastructure LLC and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders’ and member’s equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

WaterBridge Combination — Refer to Notes 2, 4, and 6 to the financial statements

Critical Audit Matter Description

The Company completed the business combination whereby NDB Midstream LLC (“NDB Midstream”) acquired WaterBridge Equity Finance LLC (“WBEF”) and Desert Environmental LLC (“Desert Environmental”) on September 17, 2025 (collectively referred to as “the WaterBridge Combination” or “the Combination”). The total transaction consideration attributable to WBEF was approximately $658.4 million, comprised of 33,031,854 OpCo Units at a fair value of $20.00 per OpCo Unit as of the date of the WaterBridge Combination. The total transaction consideration attributable to Desert Environmental was approximately $123.4 million, comprised of 6,193,800 OpCo Units at a fair value of $20.00 per OpCo Unit as of the date of the WaterBridge Combination. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values. The largest asset classes acquired included property, plant and equipment (“PP&E”), customer contracts, and customer relationships (“Intangible Assets”). The fair value of PP&E was valued using the cost approach and the fair value of Intangible Assets was estimated using the income approach.

We identified the valuation of PP&E and Intangible Assets arising out of the Combination as a critical audit matter because of the estimates made by management to determine the fair value of these assets. This required a high degree of auditor judgement and an increased extent of effort, including the need to involve our valuation specialists when performing audit procedures to determine the fair value of acquired assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of Intangible Assets and PPE acquired as part of the Combination included the following, among others:

•
With the assistance of our fair value specialists, and in respect to the PP&E acquired, we evaluated the reasonableness of the (1) valuation methodology, including work of management’s third-party specialists, (2) current market data, and (3) the cost to replace or reproduce comparable assets and (4) developed a range of independent estimates and compared to those used by management.
•
With the assistance of our fair value specialists, and in respect to the Intangible Assets acquired, we evaluated reasonableness of the (1) valuation methodology, including work of management’s third-party specialists (2) future cash flow projections, including revenue and cost assumptions, (3) assumptions used in the selection of a discount rate and (4) assumptions used in the computed internal rate of return.
•
We considered any events or transactions occurring after the Combination closing date that may indicate a different valuation for the acquired PP&E and Intangible Assets.

/s/Deloitte & Touche LLP

Houston, Texas

March 13, 2026

We have served as the Company’s auditor since 2020.

WaterBridge Infrastructure LLC and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	December 31,
	2025	2024
Current assets:
Cash and cash equivalents	$51,543	$13,284
Accounts receivable, net	161,645	49,472
Other receivables	2,634	1,549
Related party accounts receivable	30,469	50,025
Prepaid expenses and other current assets	14,834	6,008
Total current assets	261,125	120,338

Non-current assets:
Property, plant and equipment, net	2,285,536	1,101,041
Goodwill	53,127	9,091
Intangible assets, net	935,708	98,589
Deferred tax assets	131,805	-
Other assets	32,719	21,528
Total non-current assets	3,438,895	1,230,249
Total assets	$3,700,020	$1,350,587

Liabilities and equity
Current liabilities:
Accounts payable	$38,732	$16,899
Related party accounts payable	5,851	13,721
Accrued liabilities	130,126	44,553
Current portion of long-term debt	12,546	6,536
Other current liabilities	1,685	1,759
Total current liabilities	188,940	83,468

Non-current liabilities:
Long-term debt, net of debt issuance costs	1,431,837	586,417
Tax receivable agreement liability	201,375	-
Other long-term liabilities	30,259	17,653
Total non-current liabilities	1,663,471	604,070
Total liabilities	1,852,411	687,538

Commitments and contingencies

Member’s equity	-	663,049
Class A shares, unlimited shares authorized and 43,264,850 shares issued and outstanding as of December 31, 2025. None authorized, issued or outstanding as of December 31, 2024.	606,843	-
Class B shares, unlimited shares authorized and 80,190,150 shares issued and outstanding as of December 31, 2025. None authorized, issued or outstanding as of December 31, 2024.	-	-
Retained earnings	(4,537)	-
Total shareholders’ equity attributable to WaterBridge Infrastructure LLC	602,306	-
Noncontrolling interest	1,245,303	-
Total shareholders’ and member’s equity	1,847,609	663,049
Total liabilities and equity	$3,700,020	$1,350,587

See accompanying notes to the consolidated financial statements

WaterBridge Infrastructure LLC and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Produced water handling	$357,043	$177,629	$119,282
Produced water handling - related party	114,583	106,334	64,576
Water solutions	35,077	18,646	5,058
Water solutions - related party	5,376	5,184	4,178
Other revenues	11,567	8,503	7,671
Other revenues - related party	1,907	-	2
Total revenues	525,553	316,296	200,767

Direct operating costs	194,394	121,791	86,102
Direct operating costs - related party	48,019	27,742	10,927
Depreciation, depletion, amortization, and accretion	140,899	78,315	48,436
Total cost of revenues	383,312	227,848	145,465

General and administrative expense	47,237	33,786	14,693
Loss (gain) on disposal of assets, net	11,980	(137)	97
Other operating expense (income), net	4,162	(1,618)	21
Operating income	78,862	56,417	40,491

Interest expense, net	68,940	53,356	26,236
Loss on extinguishment of debt, net	11,411	-	-
Other income, net	(433)	(251)	(523)
(Loss) income from operations before taxes	(1,056)	3,312	14,778

Income tax (benefit) expense	(1,065)	320	111
Net income	$9	$2,992	$14,667
Net income prior to IPO	16,424
Net loss attributable to noncontrolling interest	(11,878)
Net loss attributable to WaterBridge Infrastructure LLC	$(4,537)

Basic and dilutive net loss per Class A share for the period from September 18, 2025 to December 31, 2025	$(0.10)

Basic and dilutive weighted average Class A shares outstanding for the period from September 18, 2025 to December 31, 2025	43,264,850

See accompanying notes to the consolidated financial statements

WaterBridge Infrastructure LLC and Subsidiaries

Consolidated Statements of Shareholders’ and Member’s Equity

(in thousands, except share amounts)

	Member’s Equity	Class A		Class B		Retained Earnings	Non-controlling Interest	Total Shareholders’ and Member’s Equity
	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2022	$411,403	-	$-	-	$-	$-	$-	$411,403
Contribution from member	9,817	-	-	-	-	-	-	9,817
Non-cash contributions related to acquisition prior to reorganization	215,000	-	-	-	-	-	-	215,000
Deemed non-cash distributions prior to reorganization	(359)	-	-	-	-	-	-	(359)
Net income prior to reorganization	14,667	-	-	-	-	-	-	14,667
Balance at December 31, 2023	$650,528	-	$-	-	$-	$-	$-	$650,528
Deemed non-cash contributions prior to reorganization	9,529	-	-	-	-	-	-	9,529
Net income prior to reorganization	2,992	-	-	-	-	-	-	2,992
Balance at December 31, 2024	$663,049	-	$-	-	$-	$-	$-	$663,049
Contribution from member	20,000							20,000
Deemed non-cash contributions prior to reorganization	2,227	-	-	-	-	-	-	2,227
Net income prior to reorganization	16,424							16,424
Non-cash contributions related to the WaterBridge Combination	784,513	-	-	-	-	-	-	784,513
Effect of WaterBridge Combination and IPO	(1,486,213)	43,264,850	756,945	80,190,150	-	-	1,402,946	673,678
Purchase of Elda River OpCo equity interests	-	-	-	-	-	-	(228,162)	(228,162)
TRA liability at IPO and exchange of OpCo Units for Class A shares	-	-	(68,403)	-	-	-	-	(68,403)
Deemed non-cash contributions subsequent to reorganization	-	-	-	-	-	-	1,160	1,160
RSU share-based compensation expense	-	-	684	-	-	-	1,267	1,951
Changes in ownership interest adjustment	-	-	(79,970)	-	-	-	79,970	—
Tax impact of ownership interest adjustment	-	-	(2,413)	-	-	-	-	(2,413)
Net loss subsequent to reorganization	-	-	-	-	-	(4,537)	(11,878)	(16,415)
Balance at December 31, 2025	$-	43,264,850	$606,843	80,190,150	$-	$(4,537)	$1,245,303	$1,847,609

See accompanying notes to the consolidated financial statements

WaterBridge Infrastructure LLC and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$9	$2,992	$14,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	140,899	78,315	48,436
Amortization and write off of debt issuance costs	4,359	5,303	1,390
Share-based compensation	5,338	9,529	(359)
Contractual customer relationships amortization	1,832	1,749	1,255
Loss (gain) on disposal of assets, net	11,980	(137)	97
Loss on extinguishment of debt, net	11,411	-	-
Deferred income tax benefit	(1,246)	-	-
Other	505	1,314	647
Changes in operating assets and liabilities:
Accounts receivable	(37,051)	(4,928)	(13,391)
Related party accounts receivable	14,455	(22,388)	(11,143)
Prepaid expenses and other assets	(1,002)	(337)	2,208
Accounts payable	5,089	(37)	4,278
Related party accounts payable	3,721	5,719	(909)
Contract liabilities	(120)	(37)	4,221
Accrued and other liabilities	(484)	(148)	4,014
Consideration paid to customer	-	(3,050)	(6,938)
Net cash provided by operating activities	159,695	73,859	48,473

Cash flows from investing activities
Acquisitions, net of cash acquired	39,901	(166,523)	(25,343)
Capital expenditures	(278,569)	(159,921)	(147,969)
Proceeds from disposal of assets	20,045	2,783	2,032
Net cash used in investing activities	(218,623)	(323,661)	(171,280)

Cash flows from financing activities
Repayments of debt	(1,849,222)	(359,777)	(28,624)
Proceeds from debt	1,505,000	630,000	150,000
Proceeds from issuance of Class A shares, net of underwriting discounts and commissions	685,354	-	-
Purchase of OpCo equity interests from Elda River	(228,162)	-	-
Debt issuance costs	(26,460)	(18,858)	(1,544)
Contributions from member	20,080	-	9,817
Offering costs	(8,261)	-	-
Repayments of finance leases	(1,142)	(1,148)	(862)
Net cash provided by financing activities	97,187	250,217	128,787
Net increase in cash and cash equivalents	38,259	415	5,980
Cash and cash equivalents - beginning of period	13,284	12,869	6,889
Cash and cash equivalents - end of period	$51,543	$13,284	$12,869

See accompanying notes to the consolidated financial statements

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

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

We are a holding company whose principal asset consists of membership interests (“OpCo Units”) in WBI Operating LLC (“OpCo”). Under the OpCo LLC Agreement (as defined below), we have been designated as the managing member of OpCo and its subsidiaries, and, as the managing member, we operate and control all of the business and affairs of OpCo and its subsidiaries, and through OpCo and its subsidiaries, conduct our business. The Company did not have any business transactions or activities from its inception until the acquisition of the OpCo Units, other than related to its formation and its initial capitalization. The Company has no other operations, cash flows or material assets or liabilities other than our investment in OpCo, obligations related to our tax receivable agreement and certain deferred tax assets and liabilities. Refer to Note 7 – Income Taxes for additional information.

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

One of our predecessors for the Securities and Exchange Commission (the “SEC”) reporting purposes is WaterBridge NDB Operating LLC (“NDB Operating”), an indirect, wholly owned subsidiary of NDB Midstream LLC (“NDB Midstream”). NDB Midstream was the accounting acquirer in the WaterBridge Combination (as defined below). Accordingly, the historical pre-WaterBridge Combination consolidated financial statements of WaterBridge reflect the operations of NDB Operating.

Combination

On September 17, 2025 (the “Combination Date”), we, WBR Holdings LLC (“WBR Holdings”), NDB Holdings LLC (“NDB Holdings”), Desert Environmental Holdings LLC, Devon WB Holdco L.L.C., Elda River Infrastructure WB LLC (“Elda River”) and Ashburton Investment Private Limited (collectively, our “Legacy Owners”) and other related entities consummated certain consolidation transactions, including the contribution of all of the respective equity interests in WaterBridge Equity Finance LLC, a former Delaware limited liability company (“WBEF”), NDB Midstream, and Desert Environmental LLC (“Desert Environmental” and, together with WBEF and NDB Midstream, the “Contributed Entities”) to OpCo in order to combine our businesses and operations and simplify our organizational structure prior to the IPO (the “WaterBridge Combination”). Refer to Note 4 – Acquisitions for additional information on the WaterBridge Combination.

The WaterBridge Combination was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, as the Contributed Entities were not under common control. Accordingly, our consolidated financial statements reflect the assets and liabilities of NDB Midstream (the accounting acquirer) at their historical carrying values, and the assets and liabilities of WBEF and Desert Environmental (the acquired entities) at their respective fair values as of the Combination Date.

The LLC Agreement authorizes two classes of shares, Class A shares and Class B shares, in each case representing limited liability company interests in us (“Class A shares” and “Class B shares”, respectively). Only our Class A shares have economic rights and entitle holders thereof to participate in any dividends our board of directors (the “Board”) may declare. Under the LLC Agreement, the Company is authorized to issue an unlimited number of additional limited liability company interests of any type without the approval of our shareholders, subject to the rules of the New York Stock Exchange and NYSE Texas, Inc. Each holder of a Class A share is entitled to one vote on all matters to be voted on by our shareholders generally. Our Class B shares are entitled to vote on the same basis as the Class A shares. Holders of Class A shares and Class B shares vote together as a single class on all matters presented to our shareholders, except as otherwise required by applicable law or by the LLC Agreement. The Class B shares are not listed on any stock exchange.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

Initial Public Offering

On September 18, 2025, following the WaterBridge Combination, we completed our IPO of 31,700,000 Class A shares at a price to the public of $20.00 per share. In addition, the underwriters exercised their option to purchase up to an additional 4,755,000 Class A shares at the public offering price, which purchase was completed on September 22, 2025.

The closing of the IPO, including the completion of the underwriters’ option to purchase additional Class A shares, resulted in net proceeds of approximately $673.7 million, after deducting approximately $43.7 million of underwriting discounts and commissions payable by WaterBridge and other offering expenses of $11.7 million. Other offering expenses includes $1.1 million in accrued liabilities as of December 31, 2025 and $2.4 million of deferred IPO offering costs acquired in the WaterBridge Combination. We utilized (i) $228.2 million of the net proceeds to purchase a portion of the limited liability company interests in OpCo from Elda River and (ii) contributed all of the remaining net proceeds of the IPO (including the net proceeds of the underwriters' option to purchase additional Class A shares) to OpCo in exchange for OpCo Units at a per-unit price equal to the per share price paid by the underwriters for Class A shares in the IPO. OpCo used approximately $130.0 million of the remaining net proceeds to repay outstanding borrowings under the NDB Revolving Credit Facility (as defined below), SDB Revolving Credit Facility (as defined below) and the Desert Environmental term loan. On October 6, 2025, OpCo used an additional $303.9 million of the remaining net proceeds, together with $1.4 billion of net proceeds from the issuance of the Notes (as defined below), to repay all outstanding borrowings and accrued interest under the NDB Term Loan (as defined below) and SDB Term Loan (as defined below). Refer to Note 8 – Debt for additional information. The remainder of the net proceeds were retained for general company purposes, including funding working capital and future growth projects.

Subject to certain exceptions and under certain conditions, we, our Legacy Owners and certain of their affiliates, and all of our executive officers and directors have agreed with the underwriters not to, directly or indirectly, offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of or transfer, without the prior written consent of the representatives of the underwriters, any Class A shares or securities convertible into or exercisable or exchangeable for Class A shares, including OpCo Units and Class B shares, for a period of 180 days after the date of the prospectus for the IPO.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our consolidated financial statements (“Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All dollar amounts in the Financial Statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

In these Financial Statements, periods prior to the closing of the WaterBridge Combination on September 17, 2025, reflect the financial statements of NDB Operating and its subsidiaries. Periods subsequent to the closing of the WaterBridge Combination on September 17, 2025, reflect the financial statements of the consolidated Company, including WaterBridge, OpCo and its subsidiaries.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

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

The Financial Statements include the accounts of the Company, OpCo and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

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

Noncontrolling Interest

Our Financial Statements include a noncontrolling interest representing the percentage of OpCo Units not held by us. The noncontrolling interest is subject to change in connection with various equity transactions such as issuances of Class A shares, the redemption of OpCo Units (and corresponding cancellation of an equivalent number of Class B shares) for Class A shares, or the cancellation of OpCo Units (and corresponding cancellation of an equivalent number of Class B shares).

Segment Information

The Company operates in a single operating and reportable segment. All of our assets are located in the United States. Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, defines characteristics of operating segments as being components of an enterprise in which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions on how to allocate resources and assess performance. The Company is managed as a whole rather than through discrete operating segments. Our executive team is organized by function, rather than legal entity, with no business component manager reporting directly to the CODM. Allocation of resources is made on a project basis across the Company without regard to geographic area, and considers among other things, return on investment, current market conditions, including commodity prices and market supply, availability of services and human resources, and contractual commitments. The Company’s CODM is the Chief Executive Officer who allocates resources and assesses performance based upon financial information at the consolidated level. The financial measure regularly provided to the CODM that is most consistent with U.S. GAAP is net income (loss), as presented on our consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. Total expenditures for additions to long-lived assets is reported on our consolidated statements of cash flows. The Company presents all of its significant segment expenses and other metrics which are regularly provided to the CODM and used by the CODM to make decisions regarding the Company’s business, including resource allocation and performance assessment in our consolidated statements of operations. The CODM does not receive additional expenses other than those presented within our consolidated statements of operations.

Use of Estimates

The preparation of the Financial Statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes.

The Company evaluates its estimates and related assumptions regularly, including those related to the fair value measurements of assets acquired and liabilities assumed in a business combination, the collectability of accounts receivable, the assessment of recoverability and useful lives of long-lived assets, including property, plant and equipment, goodwill and intangible assets, the valuation of share-based compensation and contract performance incentives and the fair value of asset retirement obligations. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from such estimates.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

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

The Company adjusts the carrying amount of certain non-financial assets, property, plant and equipment and definite-lived intangible assets, to fair value on a non-recurring basis when they are impaired.

The fair value of the asset retirement obligation (“ARO”) liability is estimated using Level 3 inputs, including estimates of plugging, abandonment and remediation costs, inflation rates, the credit-adjusted risk-free rate, and expected abandonment dates.

The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Refer to Note 8 – Debt for additional information.

Recurring fair value measurements were performed for Incentive Units prior to the Division (as defined below) and award modifications (when the Incentive Units were accounted for as liability awards). Refer to Note 11 – Share-Based Compensation.

There were no transfers between the fair value hierarchy levels for the years ended December 31, 2025 and 2024.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains cash balances that may at times exceed federally insured limits.

Accounts Receivable

The Company extends credit to customers and other parties in the normal course of business. Accounts receivable consists of trade receivables recorded at the invoiced amount, plus accrued revenue that is earned but not yet billed, less an estimated allowance for doubtful accounts. Account receivables are generally due within 45 days or less. An allowance for expected credit losses is determined based upon historical write-off experience, aging of accounts receivables, current macroeconomic industry conditions and customer collectability patterns. Accounts receivable are charged against the allowance when determined to be uncollectible. When the Company recovers amounts that were previously written off, those amounts are offset against the allowance and reduce expense in the year of recovery.

As of December 31, 2025 and 2024, we had allowance for doubtful accounts of $4.6 million and $2.4 million, respectively. We wrote off immaterial amounts during the years ended December 31, 2025 and 2024, and $0.1 million during the year ended December 31, 2023.

As of December 31, 2025, the Company had three customers that accounted for approximately 14%, 11%, and 10% of outstanding receivables, respectively. As of December 31, 2024, the Company had two customers that accounted for approximately 34% and 10% of outstanding receivables, respectively.

Property, Plant and Equipment

Property, plant, and equipment is stated at cost or, upon acquisition, at its fair value. Expenditures for construction activities, major improvements and betterments that extend the useful life of an asset are capitalized, while expenditures for maintenance and repairs are

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

generally expensed as incurred. Costs of abandoned projects are charged to operating expense upon abandonment. The cost of assets sold or disposed of, and the related accumulated depreciation are removed from the accounts in the period of sale or disposal, and the resulting gains or losses are recorded in earnings in the respective period. Refer to Note 5 – Property, Plant and Equipment.

Depreciation is computed using the straight-line method over the estimated useful lives for each asset group, as noted below:

Wells, Pipelines, Facilities, Ponds and Related Equipment	5 - 30 years
Brackish Water Wells, Facilities, Ponds and Related Equipment	3 - 15 years
Vehicles, Equipment, Furniture and Other	3 - 30 years
Crude and Gas Pipelines, Related Equipment and Other	5 - 30 years
Waste facilities and related equipment	3 - 10 years
Buildings	30 years

The Company capitalizes various costs that are incurred to make a landfill ready to accept waste, as applicable. These costs generally include expenditures for land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. The cost basis of the landfill assets also includes asset retirement costs, which represent future costs associated with landfill final capping, closure, and post-closure activities.

Depletion expense is recorded on a units-of-consumption basis, applying cost at a rate per cubic yard. The rate per cubic yard is calculated by dividing each component of the depletable basis of a landfill, net of accumulated depletion, by the number of cubic yards needed to fill the corresponding asset’s remaining permitted and expansion airspace.

Casualty Losses and Insurance Recoveries

Casualty losses, whether full or partial, are accounted for using a combination of impairment, insurance, and revenue recognition guidance prescribed by U.S. GAAP. Upon incurring a loss event, the Company evaluates for asset impairment under ASC 360, Property, Plant, and Equipment. To the extent that the assets are recoverable, determined utilizing undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition, the Company accounts for a full or partial casualty loss as operating and maintenance expense and evaluates whether all or a portion of the casualty loss can be offset by the recognition of insurance recoveries.

The Company follows the guidance in ASC 610-30, Other Income - Gains and Losses on Involuntary Conversions, for the conversion of nonmonetary assets (i.e., the property and equipment) to monetary assets (i.e., insurance recoveries). Under ASC 610-30, once receipt of the monetary assets is probable, the Company recognizes an insurance receivable in other receivables on the consolidated balance sheets, with a corresponding offset to operating and maintenance expense recognized on the consolidated statements of operations. If the insurance receivable is less than the carrying value of the assets, the Company will recognize a net loss on the consolidated statements of operations. If the insurance receivable is greater than the amount of loss recognized, the Company will only recognize a receivable up to the amount of loss recognized and will account for the excess as a gain contingency in accordance with ASC 450-30, Gain Contingencies. Gain contingencies are recognized when earned and realized, which typically will occur at the time of final settlement or when non-refundable cash payments are received. Refer to Note 5 – Property, Plant and Equipment.

Intangible Assets

Our intangible assets with definite useful lives include acquired customer contracts and customer relationships. Customer contract and customer relationship amounts are presented at the Company’s cost basis and are amortized to expense on a straight-line basis and assume no residual value. Refer to Note 6 – Intangible Assets for further information on estimated useful lives for such definite-lived intangibles.

Goodwill

Goodwill is the excess of acquisition cost of a business over the estimated fair value of net identifiable assets acquired. Goodwill is not amortized, however, we test goodwill for impairment at least annually as of October 31st, or more frequently when events or circumstances indicate goodwill is more likely than not impaired. When evaluating goodwill for impairment, we may either perform a qualitative assessment or a quantitative test. The qualitative assessment is an assessment of historical information and relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If we conclude that it is more likely than not that an impairment exists, a quantitative test is required which compares the estimated fair value of a reporting unit, based on Level 3 inputs, to its carrying value and measures any goodwill impairment as the

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

amount by which the carrying amount of the reporting unit exceeds its fair value. We may elect not to perform the qualitative assessment and instead perform a quantitative impairment test.

We completed our annual assessment of goodwill impairment in the current year by performing a qualitative assessment, which indicated it was not more likely than not that there was an impairment and therefore no quantitative test was required, and no impairment was recognized for the years ended December 31, 2025 and 2024. Significant judgments and assumptions are inherent in our estimate of future cash flows used to determine the estimate of the reporting unit’s fair value. Factors that could trigger a lower fair value estimate include significant negative industry or economic trends, cost increases, disruptions to our business, regulatory or political environment changes or other unanticipated events.

As of December 31, 2025 and 2024, the Company had a goodwill balance of $53.1 million and $9.1 million, respectively.

Acquisitions

To determine if a transaction should be accounted for as a business combination or an asset acquisition, we first calculate the relative fair value of the assets acquired and liabilities assumed. We first apply a screen to determine if substantially all of the relative fair value of the acquired gross assets is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the definition of a business. If this further determination does not meet the definition of a business the transaction is accounted for as an asset acquisition. We record asset acquisitions using the cost accumulation model. Under the cost accumulation model of accounting, the cost of the acquisition, including certain transaction costs, are allocated to the assets acquired using relative fair values. All other transactions are recorded as business combinations. We record the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. Transactions in which we acquire control of a business are accounted for under the acquisition method. The identifiable assets, liabilities and any noncontrolling interests are recorded at the estimated fair value as of the acquisition date. The purchase price in excess of the fair value of assets acquired and liabilities assumed is recorded as goodwill.

Impairment of Long-Lived Assets

Management reviews the Company’s long-lived assets, which primarily includes property, plant and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets for purposes of assessing recoverability. Recoverability is determined by comparing the carrying value of the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value.

Accounts Payable

Accounts payable consists of vendor obligations due under normal trade terms for services rendered or products received by the Company during ongoing operations. In cases where the Company operates but owns an undivided interest of less than 100% in the asset or there is a royalty interest in the asset, accounts payable also consists of revenue payable, net of billings receivable for operating and capital expenditures attributable to the undivided interest property or royalties payable. Refer to Note 3 – Additional Financial Statement Information for further information.

Debt Issuance Costs

Debt issuance costs represent costs associated with long-term financing and are amortized over the term of the related debt using a method which approximates the effective interest method. The Company’s debt issuance costs associated with the senior unsecured notes and term loan are reflected as a reduction of long-term debt on the consolidated balance sheets. The Company’s debt issuance costs associated with the revolving credit facility are deferred and presented within prepaid expenses and other current assets, and other assets on the consolidated balance sheets. Refer to Note 8 – Debt for further information.

Asset Retirement Obligations

The fair value of a liability for an ARO is recognized in the period in which it is incurred. These obligations are those for which we have a legal obligation for settlement. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the period remaining to the expected abandonment date. The liability increases due to the passage of time based on the time value of money until the obligation is settled. Our AROs relates primarily to the dismantlement, removal, site reclamation and similar activities of our pipelines, water handling facilities, energy waste management facilities and

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

associated operations. Our AROs are included within other long-term liabilities on the consolidated balance sheets. Refer to Note 3 – Additional Financial Statement Information for further information.

Share-Based Compensation

Restricted Share Units

In connection with the IPO, the Board adopted the WaterBridge Infrastructure LLC Long Term Incentive Plan (the “LTIP”). The LTIP allows for the grant of options, share appreciation rights, restricted share units (“RSUs”), share awards, dividend equivalents, other share-based awards, cash awards, substitute awards, or any combination thereof.

There were 5,700,000 Class A shares reserved and available for delivery under the LTIP as of December 31, 2025, subject to increase on January 1 of each calendar year by a number of shares equal to the lesser of 5% of the total number of Class A shares and Class B shares outstanding as of December 31 of the immediately preceding calendar year; the number of shares required to bring the total shares available for issuance under the LTIP to 5% of the total number of Class A shares and Class B shares outstanding as of December 31 of the immediately preceding calendar year; or such smaller number of shares as determined by the Board.

RSUs issued to participants are recorded on grant date at fair value. Expense is recognized on a straight-line basis over the requisite service period (generally the vesting period of the award) as either direct operating costs or general and administrative expense in the consolidated statements of operations. We have elected to account for forfeitures as they occur. Therefore, compensation cost previously recognized for an award that is forfeited because of failure to satisfy a service condition will be reversed in the period of the forfeiture. RSUs include dividend equivalent rights that permit holders of granted but unvested RSUs to receive nonforfeitable distributions alongside common equity holders of the Company as if such RSUs were granted as of the applicable record date for such distribution.

NDB Incentive Units

The Company accounts for share-based compensation expense for incentive units granted in exchange for employee services. Incentive units are subject to time-based vesting, and vest to the participant over the course of the vesting period which is generally three years. Forfeitures are accounted for upon occurrence.

Our management and certain employees participate in an equity-based incentive unit plan consisting of time-based awards of profits interests (the “NDB Incentive Units”) in WaterBridge NDB LLC (“NDB LLC.”) The NDB Incentive Units represent a substantive class of equity are accounted for under Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Features of the NDB Incentive Units included the ability for NDB LLC to repurchase Incentive Units during a 180-day option period, whereby the fair value price was determined as of the termination date, not the repurchase date, which temporarily takes away the rights and risks and rewards of ownership from the Incentive Unit holder during the option period. Share-based compensation expense related to NDB Incentive Units issued by NDB LLC and allocated to the Company is recognized as a deemed non-cash contribution to shareholders’ or member's equity on the consolidated balance sheets. Substantially all share-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

Under ASC 718, a feature for which the employee could bear the risks, but not gain the rewards, normally associated with equity ownership requires liability classification. NDB LLC classified the Incentive Units as liability awards. The liability related to the NDB Incentive Units was recognized at NDB LLC as the entity responsible for satisfying the obligation. Share-based compensation income or expense allocated to the Company was recognized as a deemed non-cash contribution to or distribution from member’s equity on the consolidated balance sheets. The share-based compensation income or expense was recognized consistent with NDB LLC’s classification of a liability award resulting in the initial measurement, and subsequent remeasurements, recognized ratably over the vesting period.

At each reporting period, NDB’s Incentive Units were remeasured at their fair value, consistent with liability award accounting, using a Monte Carlo Simulation. The Monte Carlo Simulation requires judgment in developing assumptions, which involve numerous variables. These variables include, but are not limited to, the expected unit price volatility over the term of the awards, the expected distribution yield and the expected life of NDB Incentive Units. The vested portion of NDB’s Incentive Unit liability was allocated pro rata to the Company, and other NDB LLC operating subsidiaries, as general and administrative income or expense on the consolidated statements of operations. The allocation was based on the Company’s share of the aggregate equity value derived in NDB LLC’s business enterprise valuation.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

The Company updated its assumptions each reporting period based on new developments and adjusted such amounts to fair value based on revised assumptions, if applicable, over the vesting period. For the year ended December 31, 2025, the fair values of the NDB Incentive Units were estimated using various assumptions as discussed in Note 11 – Share-Based Compensation. The fair value measurement was based on significant inputs not observable in the market, and thus represents Level 3 inputs within the fair value hierarchy.

The risk-free rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of each award and updated at each balance sheet date for the time period approximating the expected term of such award. The expected distribution yield was based on no previously paid distributions and no intention of paying distributions on the NDB Incentive Units for the foreseeable future.

Due to the Company not having sufficient historical volatility, the Company used the historical volatilities of publicly traded companies that were similar to the Company in size, stage of life cycle and financial leverage.

NDB Incentive Units were classified as liability awards resulting in periodic fair value remeasurement prior to July 1, 2024. On July 1, 2024, NDB LLC was divided into two Delaware limited liability companies, LandBridge Holdings and NDB LLC (the “Division”). Following the Division, NDB Incentive Units are accounted for as a modification and have been transitioned to equity award accounting and, as such, do not require periodic remeasurements. The share-based compensation for the NDB Incentive Units is fully allocated to the noncontrolling interest as the contractual obligation to satisfy the NDB Incentive Units exists at NDB LLC, and any actual cash expense associated with such NDB Incentive Units is borne solely by NDB LLC and not the Company. Such NDB Incentive Units are not dilutive of public ownership.

On July 1, 2024, as a result of the Division described above, NDB Incentive Units are still recognized as a deemed non-cash contribution or distribution from member’s equity on the Company’s consolidated balance sheets.

Further, in connection with the Division, the repurchase feature of the NDB Incentive Units was amended such that the fair value price of the repurchased NDB Incentive Units is determined as of the repurchase date, which subjects the Incentive Unit holder to the normal rights, risks and rewards of ownership. The repurchase feature is a non-contingent call option as the call becomes effective upon (i) the employee’s termination of employment either by the Company (with or without cause) or (ii) voluntary resignation by the employee and it is assured that all employees will eventually terminate. Under ASC 718, a feature for which the employee could bear the risks and rewards normally associated with equity ownership and a non-contingent call option not probable to be exercised within six months requires equity classification. As such, beginning July 1, 2024, the Incentive Units are no longer required to be remeasured at fair value and no longer require liability award accounting, as the modifications noted above result in equity award classification and accounting. Refer to Note 11 – Share-Based Compensation for additional information related to the modification.

Distributions attributable to NDB Incentive Units are based on returns received by members of NDB LLC once certain return thresholds have been met. The share-based compensation for the NDB Incentive Units is fully allocated to the noncontrolling interest as the contractual obligation to satisfy the NDB Incentive Units exists at NDB LLC, and any actual cash expense associated with such NDB Incentive Units is borne solely by NDB LLC and not the Company. Such NDB Incentive Units are not dilutive of public ownership.

Refer to Note 11 – Share-Based Compensation for additional information.

Interest Capitalization

The Company capitalizes interest costs mainly during the construction period of its assets. Upon placing the underlying asset in service, these costs are depreciated over the estimated useful life of the corresponding assets for which interest costs were incurred.

Earnings (Loss) Per Share Attributable to WaterBridge

We use the two-class method in our computation of earnings per share. Our RSUs include dividend equivalent rights that permit holders of granted but unvested RSUs to receive a non-forfeitable cash amount equal in value to dividends paid with respect to an equal number of Class A shares and are contemplated as participating when the Company is in a net income position. These awards participate in dividend equivalents on a basis equivalent to other Class A shares but do not participate in losses. Class B shares do not have economic rights and are not entitled to participate in any dividends our Board may declare but are entitled to vote on the same basis as the Class A shares, except as otherwise required by applicable law or by the LLC Agreement.

Basic earnings (loss) per share (“EPS”) of our Class A shares is computed on the basis of the weighted average number of shares outstanding during each period. The diluted EPS of our Class A shares contemplates adjustments to the numerator and the denominator under the if-converted method for the convertible Class B shares. The Company uses the treasury stock method or two-class method

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

when evaluating dilution for RSUs. The more dilutive of the two methods is included in the calculation for diluted EPS. Refer to Note 12 – Earnings Per Share for additional information.

Revenue Recognition

Produced Water Handling

Produced water handling revenues consist of fees charged for produced water handling services, produced water gathering pipeline services, and sales of skim oil, which is recovered from produced water after taking custody of the water from customers.

For produced water handling services and produced water gathering pipeline services, revenues are recognized over time utilizing the output method based on the volume of water accepted from the customer. We have determined the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the performance of these services, typically as customers’ water is accepted. We apply the ‘as-invoiced’ practical expedient to produced water service revenues, under which, revenues are recognized based on the invoiced amount which is equal to the value to the customer of the Company’s performance obligation completed to date. The produced water services are often combined as a system service fee where we typically charge customers a disposal and transportation fee on a per barrel basis according to the applicable contract.

As part of our produced water handling revenues, we aggregate and sell skim oil. Skim oil sales revenues are recognized at a point in time, based on when control of the product is transferred to the customer. Skim oil is generally sold at market rates, net of marketing costs. Refer to Note 3 – Additional Financial Statement Information for additional information.

Water Solutions

Water solutions revenues consist of sales of brackish water, recycled water, and produced water and are generally priced based on negotiated rates with the customer and structured as volume dependent arrangements. Water solutions revenues are recognized at a point in time, based on when control of the volumes are transferred to the customer, usually upon delivery.

Other Revenue

Other revenues consist primarily of fees charged for energy waste management, gas transport services and crude gathering services prior to the divestment of our crude assets in March 2025. Crude and gas gathering and transportation contracts are generally structured as volume dependent arrangements. Revenues are recognized over time utilizing the output method based on the volume of gas transferred. We have determined the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the performance of the services. Additionally, we receive fees for providing energy waste management, consisting of solid waste management and reclamation services. Substantially all of the Company's energy waste management contracts contain one performance obligation, the allocation of contract transaction price to multiple performance obligations is generally not applicable.

Transaction Price Allocated to Future Performance Obligations

We recognize revenues based on the transfer of control or our customers’ ability to benefit from our services and products in an amount that reflects the consideration we expect to receive in exchange for those services and products. The Company’s sales arrangements do not include any significant post-delivery obligations. The Company accrues revenues as services are performed or products are delivered. The difference between estimated and actual amounts received are recorded in the period the payment is received. We allocate the consideration earned between the performance obligations based on the stand-alone selling price when multiple performance obligations are identified.

The Company applies the practical expedient exempting the disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less. For contracts with terms greater than one year, the Company applies the practical expedient exempting the disclosure of the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under our contracts, each service or unit of product typically represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Contractual Customer Relationships

Contractual customer relationships represent our right to future consideration related to up-front payments made associated with customer contract dedications where we typically do not receive a distinct good or service in exchange for these payments. Contractual

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

customer relationships are amortized as a reduction to produced water handling revenues within our consolidated statements of operations on a straight-line basis over the primary term of the underlying agreement. As of December 31, 2025 and 2024, the Company recorded $18.0 million and $19.9 million, respectively, in other assets on the consolidated balance sheets related to contractual customer relationships. We recognized amortization of $1.8 million, $1.7 million, and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. The remaining weighted average amortization period for contractual customer relationships was 9.9 years and 10.8 years as of December 31, 2025 and 2024, respectively.

Contract Liabilities

Contract liabilities primarily relate to revenue agreements where the Company receives a reimbursement for infrastructure constructed on behalf of the customer, but owned by the Company, in advance of the related performance obligation being satisfied. Contract liabilities are recognized as earned over time or at a point in time based on the provisions set forth in the agreement, and presented in other current liabilities and other long-term liabilities on our consolidated balance sheets.

Income Taxes

The Company has elected to be treated as a corporation for U.S. federal income tax purposes and is subject to U.S. federal and state corporate income taxes. The Company had no activity or holdings prior to the IPO. U.S. federal income tax expense (benefit) included in the consolidated statements of operations is calculated primarily based on the Company's share of net income (loss) of OpCo, which is taxed as a partnership. State income tax expense (benefit) included in the consolidated statements of operations is primarily based on the Texas Franchise Tax liability applicable to the Company and OpCo on a consolidated basis.

Prior to the WaterBridge Combination, NDB Operating was a disregarded entity for U.S. federal income tax purposes, and therefore, has not been subject to U.S. federal income tax at an entity level. As a result, the consolidated net income (loss) in our historical financial statements does not reflect the tax expense (benefit) we would have incurred if we were subject to U.S. federal income tax at an entity level during the periods prior to the WaterBridge Combination. Subsequent to the WaterBridge Combination, OpCo is treated as a partnership for U.S. federal income tax purposes, and as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to members, including the Company, and taxable income (loss) of OpCo is reported in the respective tax returns of its members.

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in our Financial Statements. Deferred tax assets and liabilities are included in our Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period’s provision for income taxes.

The Company evaluates the realizability of our deferred tax assets as of each reporting date, weighing all positive and negative evidence. A valuation allowance is recorded to reduce the carrying value of our deferred tax assets when it is more likely than not that some or all of our deferred tax assets will not be realized. Refer to Note 7 – Income Taxes and Tax Receivable Agreement for additional information.

Concentrations of Risk

In the normal course of business, we maintain cash balances in excess of federally insured limits. The Company regularly monitors these institutions’ financial condition. We have not experienced any losses in our accounts and believe we are not exposed to any significant credit risk on cash or cash equivalents.

Significant Customers

Customers that individually comprised more than 10% of the Company’s consolidated revenues were as follows:

	Year Ended December 31,
	2025	2024	2023
Customer A	18%	27%	24%
Customer B	12%	**	**
Customer C	**	10%	15%

**Less than 10%

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

Other Contingencies

The Company recognizes liabilities for other contingencies when there is exposure that indicates it is both probable and the amount of loss can be reasonably estimated. These types of liabilities may also arise from acquisition related transactions or other commercial agreements entered into from time to time by the Company. Refer to Note 14 – Commitments and Contingencies for additional information on specific contingent liabilities.

Recently Adopted Accounting Pronouncements

In December of 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This guidance further enhances income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU was effective for annual periods beginning after December 15, 2024. The adoption of ASU 2023-09 had no effect on the Company's financial position, results of operations or cash flows as it modified disclosure requirements only. The Company adopted the ASU retrospectively for the year ended December 31, 2025, with comparative period income tax disclosures adjusted to reflect the change in accounting guidance. Refer to Note 7 – Income Taxes and Tax Receivable Agreement for additional information.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). This guidance requires tabular disclosure of specified natural expenses in certain expense captions, a qualitative description of amounts that are not separately disaggregated, and disclosure of the Company's definition and total amount of selling expenses. We plan to adopt this guidance and conform with the disclosure requirements when it becomes mandatorily effective for annual periods beginning after December 15, 2026. The adoption of ASU 2024-03 is not expected to have any effect on the Company’s financial position, results of operations or cash flows as it modifies disclosure requirements only.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

3. Additional Financial Statement Information

Other Balance Sheet information is as follows:

	December 31,
	2025	2024
Prepaids and other current assets
Prepaid insurance	$10,271	$4,335
Prepaid expenses	1,884	505
Debt issuance costs	1,137	474
Other	1,542	694
Total prepaids and other current assets	$14,834	$6,008

Other assets
Contractual customer relationships	$18,029	$19,861
Operating lease right-of-use assets	6,537	-
Debt issuance costs	4,253	671
Non-current prepaid expenses	2,703	980
Other	1,197	16
Total other assets	$32,719	$21,528

Accounts payable
Trade payable	$26,304	$13,202
Working interest and royalty payable	10,565	2,660
Other	1,863	1,037
Total accounts payable	$38,732	$16,899

Accrued liabilities
Accrued operating and capital expenses	$77,066	$36,783
Accrued interest	21,977	1,911
Accrued payroll	19,391	2,391
Accrued property taxes	6,000	2,458
Other	5,692	1,010
Total accrued liabilities	$130,126	$44,553

Other long-term liabilities
Asset retirement obligation liability	$16,464	$9,194
Operating lease liability	5,774	-
Contract liabilities	5,387	3,797
Finance lease liability	1,627	2,826
Other	1,007	1,836
Total other long-term liabilities	$30,259	$17,653

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

The following table summarizes the Company’s ARO activity, included within other long-term liabilities on the consolidated balance sheets:

	December 31,
	2025	2024
Asset retirement obligation:
Beginning balance	$9,194	$7,574
Liabilities assumed in WaterBridge Combination	3,743	-
Liabilities incurred	867	558
Revisions to estimates	1,462	-
Liabilities settled and divested	(245)	-
Accretion expense	1,443	1,062
Ending balance	$16,464	$9,194

Other Statements of Operations information is as follows:

	Year Ended December 31,
	2025	2024	2023
Produced water handling revenues	$434,533	$254,679	$167,454
Skim oil revenues	37,093	29,284	16,404
Total produced water handling revenues	$471,626	$283,963	$183,858

	Year Ended December 31,
	2025	2024	2023
Transaction costs	$3,254	$411	$242
Abandoned project costs	1,501	782	851
Sales tax liability release	(597)	(4,841)	(1,205)
Legal settlements	138	2,111	6
Other	(134)	(81)	127
Total other operating expense (income), net	$4,162	$(1,618)	$21

Supplemental cash flow information is as follows:

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information:
Cash paid for interest	$49,417	$49,734	$24,944
Cash paid for income tax	$310	$111	$-

Non-cash investing and financing activities:
Equity contribution related to acquisitions	$784,513	$-	$215,000
Capital expenditures in accounts payable and accrued liabilities	$63,165	$26,847	$25,335
Deferred IPO offering costs acquired in WaterBridge Combination	$2,356	$-	$-
Asset financing	$1,161	$-	$-
Offering costs related to IPO in accrued liabilities	$1,065	$-	$-
Asset retirement obligation additions(1)	$867	$558	$3,746
Insurance financing	$-	$1,014	$722
(1)
Excludes $3.7 million of asset retirement obligations acquired in the WaterBridge Combination.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

4. Acquisitions

WaterBridge Combination

As part of the WaterBridge Combination, 100% of the equity interests in WBEF, NDB Midstream, and Desert Environmental were transferred to OpCo. The WaterBridge Combination was accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”), using the acquisition method of accounting where NDB Midstream is the accounting acquirer of WBEF and Desert Environmental, as the Contributed Entities were not under common control. Under the acquisition method of accounting, the assets and liabilities of WBEF and Desert Environmental were recorded at their respective fair values as of the date of closing of the WaterBridge Combination and added to those of the Company. The financial results of WBEF and Desert Environmental are included in the Company’s consolidated results for the period beginning September 17, 2025.

The following table summarizes the preliminary fair values assigned to assets acquired and liabilities assumed as of the Combination Date for WBEF:

Fair Value of Consideration Transferred:
Fair value of units exchanged	$660,637
Deferred cash consideration	3,858
Settlement of preexisting relationships	(6,062)
Total consideration	$658,433

Assets Acquired and (Liabilities) Assumed:
Cash and cash equivalents	$39,706
Accounts receivable	70,496
Related party receivable	467
Prepaid and other assets	16,684
Operating lease right-of-use assets	6,732
Property and equipment	962,746
Intangible assets(1)	825,126
Accounts payable	(7,508)
Accrued expenses and other liabilities	(69,403)
Debt	(1,186,613)
Net tangible assets acquired and (liabilities) assumed	$658,433
(1)
Acquired WBEF intangible assets solely consisting of customer contracts that will be amortized straight-line over ten years.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

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

The purchase accounting for the WaterBridge Combination is considered preliminary with respect to certain assets acquired and liabilities assumed. Additionally, identifiable intangible assets, liabilities, and transaction consideration, may be adjusted as the Company continues to gather and evaluate information about circumstances that existed as of the Combination Date. The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the Combination Date. Subsequent to the WaterBridge Combination, management identified a $1.0 million adjustment to working capital adjustment for collectibility of accounts receivable resulting in an associated adjustment to goodwill.

The total transaction consideration attributable to WBEF was approximately $658.4 million, comprised of 33,031,854 OpCo Units at fair value of $20.00 per OpCo Unit as of the date of the WaterBridge Combination. The total transaction consideration attributable to Desert Environmental was approximately $123.4 million, comprised of 6,193,800 OpCo Units at fair value of $20.00 per OpCo Unit as of the date of the WaterBridge Combination. We incurred $2.8 million in transactions costs attributable to the WaterBridge Combination.

The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. A total of $43.0 million in goodwill was attributed to Desert Environmental, primarily attributable to additional profitability and other synergies. All goodwill acquired is expected to be deductible for tax purposes.

Revenues and operating loss before taxes from WBEF for the period from September 17, 2025 through December 31, 2025 amounted to approximately $96.7 million and $14.1 million, respectively. Revenues and operating income before taxes from Desert Environmental for the period from September 17, 2025 through December 31, 2025 amounted to approximately $10.2 million and $3.7 million, respectively.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

Pro Forma Results

The unaudited pro forma financial information below was derived from historical financial records of the Company, WBEF and Desert Environmental and presents the operating results for the periods presented as if the WaterBridge Combination occurred on January 1, 2024. The unaudited pro forma results include adjustments to reflect (1) incremental depreciation and amortization expense, (2) elimination of debt issuance cost amortization, and (3) elimination of related party revenues and direct operating costs among the Contributed Entities.

Accordingly, the following unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the WaterBridge Combination had occurred at the beginning of fiscal year 2024, nor are they indicative of the Company's future results of operations:

	Year Ended December 31,
	2025	2024
Revenue	$789,958	$662,164
Net loss(1)	$(46,244)	$(125,065)
(1)
Net loss includes the reported or historical net income (loss) of the Company, WBEF, Desert Environmental and transaction accounting adjustments related to the WaterBridge Combination.

Asset Acquisitions

On November 21, 2024, the Company acquired approximately 100 acres of land in Eddy County, New Mexico from a private, third-party seller, for total purchase consideration of $0.6 million. The purchase consideration was all attributed to land value.

On May 10, 2024, the Company acquired certain produced water and supply water handling, transportation, and water disposal assets in Loving and Winkler Counties, Texas and in Lea County, New Mexico. The produced water handling assets consist of disposal wells and associated handling facilities and approximately 45 miles of produced water pipelines. The supply water assets consist of wells, ponds and associated facilities and approximately 53 miles of pipelines. The assets were acquired from a private third-party seller for total purchase consideration of $165.8 million, inclusive of transaction costs. The total purchase consideration was attributed to intangible asset value of $99.8 million, produced water assets of $36.2 million, supply water assets of $25.3 million, and other assets of $4.5 million.

5. Property, Plant and Equipment

As of December 31, 2025 and 2024, property, plant and equipment, net of accumulated depreciation, depletion, and amortization consisted of the following:

	December 31,
	2025	2024
Wells, pipelines, facilities, ponds and related equipment	$2,142,478	$1,092,412
Brackish water wells, facilities, ponds and related equipment	39,002	23,577
Crude and gas pipelines, related equipment and other	35,175	35,129
Buildings, vehicles, equipment, furniture and other	118,347	28,016
Waste facilities and related equipment	29,213	-
Land	16,985	4,558
Construction in progress	146,589	58,702
Total property, plant and equipment	2,527,789	1,242,394
Less: Accumulated depreciation, depletion, and amortization	(242,253)	(141,353)
Total property, plant and equipment, net	$2,285,536	$1,101,041

Depreciation expense was $103.4 million, $70.4 million and $45.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Depletion expense and amortization expense was $0.7 million and $3.3 million, respectively, for the year ended December 31, 2025.

On March 13, 2025, the Company sold its crude gathering and transportation assets to a third party for $19.6 million, resulting in a loss from the sale of assets of $11.7 million.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

Casualty Losses

In May 2024, a produced water handling facility in the North Delaware Basin was damaged due to an electrical fire. As of December 31, 2024, the Company recorded $1.0 million of expected insurance proceeds during the year for replacement cost of the damaged facility, presented in other receivables on the consolidated balance sheets, which fully offsets the $1.0 million loss recognized on the damaged facility written off during the year ended December 31, 2024.

In April 2023, a produced water handling facility in the Eagle Ford Basin was struck by lightning resulting in a fire, which damaged a portion of the facility and equipment. As of December 31, 2024, the Company received $1.5 million of insurance proceeds for replacement cost of the damaged facility, which offsets the $1.0 million loss recognized on the damaged facility written off during 2023.

6. Intangible Assets

Intangible assets, net of accumulated amortization, consisted of the following:

	December 31,
	2025	2024
Customer contracts	$929,529	$104,403
Customer relationships	44,100	-
Subtotal	973,629	104,403
Less: accumulated amortization	(37,921)	(5,814)
Total intangible Assets, net	$935,708	$98,589

	December 31,
	2025	2024
Accumulated amortization
Customer contracts	$(36,647)	$(5,814)
Customer relationships	(1,274)	-
Total accumulated amortization	$(37,921)	$(5,814)

As part of the WaterBridge Combination, the company acquired the customer contracts of WBEF and the customer relationships of Desert Environmental. The purchase consideration attributable to the customer contracts was approximately $825.1 million, which will be amortized over a term of 10 years. The purchase consideration attributable to the customer relationships was approximately $44.1 million, which will be amortized over a term of 10 years.

On May 10, 2024, the Company acquired customer contracts as part of an acquisition of produced water and supply water assets in Loving and Winkler Counties, Texas and Lea County, New Mexico. The purchase consideration attributable to the customer contracts was approximately $99.8 million, which will be amortized over a term of 15 years.

The Company recognized $32.1 million, $4.8 million, and $0.3 million in amortization expense on definite-lived intangibles related to customer contracts for the years ended December 31, 2025, 2024, and 2023, respectively. The remaining weighted average amortization period for definite lived intangible assets was 10.1 years and 14.2 years as of December 31, 2025 and 2024, respectively.

Future amortization expense related to such intangibles for the next five years and thereafter as of December 31, 2025 is as follows:

Amortization Expense
2026	$93,919
2027	93,919
2028	93,919
2029	93,919
2030	93,919
Thereafter	466,113
Total	$935,708

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

7. Income Taxes and Tax Receivable Agreement

As a result of the IPO, the Company became the sole managing member of OpCo, which is treated as a partnership for U.S. federal and state and local income tax purposes. As a partnership, OpCo is not subject to U.S. federal and certain state and local income taxes. The taxable income or loss generated by OpCo is passed through to, and included in, the taxable income or loss of its members, including the Company. Beginning with the IPO, the Company is subject to U.S. federal income taxes and state and local income taxes with respect to its allocable share of taxable income or loss of OpCo, as well as any stand-alone income or loss generated by the Company. Prior to the IPO, OpCo was subject to entity level state income tax in the state of Texas.

Income Tax Provision

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2025	2024	2023
Current tax expense
State	$181	$320	$111
Total current tax expense	181	320	111

Deferred tax (benefit)
Federal	(1,206)	-	-
State	(40)	-	-
Total deferred tax (benefit)	(1,246)	-	-
Total income tax (benefit) expense	$(1,065)	$320	$111

Effective Tax Rate

The Company's overall effective tax rate differs from the U.S statutory rate primarily due to the fact that prior to the IPO, OpCo was structured as a partnership for U.S. federal income tax and subsequent to the IPO, the OpCo income (loss) attributable to the noncontrolling interests in OpCo is not subject to U.S. federal income tax at the Company or OpCo.

The reconciliation of income taxes at the federal statutory level to provision for income taxes is as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal tax (benefit) expense at statutory rate	$(222)	21.0%	$696	21.0%	$3,103	21.0%
State tax, net of federal benefit(1)	142	(13.4%)	320	9.7%	111	0.8%
Pre-IPO non-taxable / deductible income	(3,479)	329.4%	(696)	(21.0%)	(3,103)	(21.0%)
Noncontrolling interests	2,494	(236.2%)	-	0.0%	-	0.0%
Total income tax (benefit) expense at effective rate	$(1,065)	100.8%	$320	9.7%	$111	0.8%
(1)
More than 50% of the state tax effect recognized for the years ended December 31, 2025, 2024 and 2023, was attributable to the state of Texas.

Income Taxes Paid by Jurisdiction

The Company paid $0.3 million and $0.1 million in state income taxes during the years ended December 31, 2025 and 2024, respectively. No income taxes were paid during the year ended December 31, 2023.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

Deferred Tax Assets and Liabilities

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating losses and tax credit carryforwards, using enacted tax rates in effect for the taxing jurisdictions in which the Company operates for the year in which those temporary differences are expected to be recovered or settled.

The tax effects of temporary differences that give rise to our deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$137,386	$-
Tax receivable agreement imputed interest	12,593	-
Total deferred tax assets:	149,979	-

Deferred tax liabilities:
Investment in partnership	(18,174)	-
Total deferred tax liabilities	(18,174)	-
Net deferred tax assets	$131,805	$-

The Company evaluates all deferred tax assets as to their future realization using positive and negative evidence. As of December 31, 2025, the Company believes it is more likely than not that all deferred tax assets will be realized and as a result, the Company has not recorded a valuation allowance against its deferred tax assets.

The Company evaluates uncertain tax positions for recognition and measurement in the financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax position will be sustained upon examination. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the financial statements. As of December 31, 2025, the Company has no significant uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, New Mexico, and Oklahoma on a separate basis. There are currently no federal or state income tax examinations underway for these jurisdictions. The Company's federal and state returns remain open to examination for tax years 2021 through 2024.

In connection with the WaterBridge Combination and the merger of WB 892 LLC (“WB 892”), a Delaware limited liability company, with and into the Company, the Company recorded a net deferred tax asset of $133.2 million. The deferred tax asset is attributable to net operating losses (“NOLs”) historically generated at WB 892, future imputed interest deductions (“TRA Imputed Interest”) associated with the Tax Receivable Agreement (the “TRA”) entered into by the Company with OpCo and the Legacy Owners (each such person and its permitted transferees, a “TRA Holder” and collectively, the “TRA Holders”), and the difference between the Company’s outside basis in its investment in OpCo compared to its share of the net financial statement carrying value of the assets of OpCo. The NOL carryforwards have an indefinite life and are expected to be subject to annual limitations under the provisions of Section 382 of the Internal Revenue Code. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. Based on these factors, we determined that the deferred tax asset established in connection with the WaterBridge Combination is more likely than not to be recognized; therefore, no valuation allowance was recorded. The initial deferred tax asset of $108.6 million for NOL carryforwards, $13.9 million for the TRA Imputed Interest, and $10.7 million for the investment in OpCo are recorded against Class A shares in the consolidated statements of shareholders’ and member’s equity.

On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted in the U.S., which includes a broad range of tax reform provisions, including extending and modifying certain key provisions (both domestic and international) in the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. We have evaluated the full effects of the legislation and determined that the legislation has a material impact on our financials statements, particularly as it relates to full expensing of certain qualifying tangible personal property, as well as changes to the interest limitation computations. The impacts of the legislation are considered in our provision for income taxes for the year ended December 31, 2025.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

Tax Receivable Agreement

On September 18, 2025, in connection with the WaterBridge Combination and the IPO, we entered into the TRA with OpCo and the TRA Holders. The TRA generally provides for the payment by us to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that we (a) actually realize, or in some cases are deemed to realize, with respect to taxable periods ending after the IPO or (b) the TRA terminates early (at our election or as a result of our breach) with respect to any taxable periods ending on or after such early termination event, in each case, as a result of (i) the tax basis increases resulting from the exchange of OpCo Units and the corresponding surrender of an equivalent number of shares of Class B shares by the TRA Holders for a number of Class A shares on a one-for-one basis or, at our option, the receipt of an equivalent amount of cash pursuant to the OpCo LLC Agreement; (ii) the tax deductions allocable to the Company as a result of the existing tax basis of assets of OpCo prior to the IPO; (iii) the tax deductions allocable to the Company as a result of existing tax basis of assets of OpCo purchased after the IPO and prior to an exchange of OpCo Units; (iv) NOLs and interest expense carryforwards of WB 892; and (v) deductions arising from imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the TRA. We will retain the benefit of the remaining 15% of these cash savings, if any.

As of December 31, 2025, the Company recorded a TRA liability of $201.4 million primarily attributable to existing tax basis of OpCo prior to the IPO as well as NOL carryforwards of WB 892. The establishment of the TRA liability as a result of the WaterBridge Combination and IPO is recorded against Class A shares in the consolidated statements of shareholders’ and member’s equity. Future adjustments to the obligation under the TRA, which might result from, among other things, changes in expectations about the extent to which tax benefits subject to the TRA will be realized and tax rate changes, would be recognized in earnings. This arrangement does not represent a tax based on income, but rather a contractual relationship between an entity and its shareholders and is accounted for under ASC 450—Contingencies. The effects of these adjustments are not an element of income tax expense as they do not relate to costs incurred in connection with compliance with income tax law.

8. Debt

As of December 31, 2025 and 2024, our debt consisted of the following:

	December 31,
	2025	2024
6.25% Senior Notes due 2030	$825,000	$-
6.50% Senior Notes due 2033	600,000	-
2025 Revolving Credit Facility	25,000	-
NDB Revolving Credit Facility	-	35,000
NDB Term Loan	-	573,562
Insurance financing notes	8,657	744
Asset financing notes	6,272	68
Total debt	1,464,929	609,374
Current portion of long-term debt	(12,546)	(6,536)
Unamortized debt issuance costs	(20,546)	(16,421)
Total long-term debt	$1,431,837	$586,417

During the year ended December 31, 2025, the Company recorded $4.4 million in capitalized interest.

Notes

On October 6, 2025, OpCo, as the issuer, issued $825.0 million aggregate principal amount of 6.25% fixed-rate senior unsecured notes due October 15, 2030 (the “2030 Notes”) and $600.0 million aggregate principal amount of 6.50% fixed-rate senior unsecured notes due October 15, 2033 (the “2033 Notes”) and together with the 2030 Notes, the “Notes”) in a private offering.

In connection with the offering of the Notes, OpCo and each of the Guarantors (as defined below) entered into indentures, dated as of October 6, 2025 (the “Indentures”), with UMB Bank, N.A., as trustee, relating to the issuance of the 2030 Notes and the 2033 Notes. The Indentures contain customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of dividends or similar restricted payments, undertaking transactions with OpCo’s unrestricted affiliates, and limitations on asset sales.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

The Notes are guaranteed (the “Guarantees”), jointly and severally, on a senior unsecured basis by all of OpCo’s existing subsidiaries (collectively, the “Guarantors”).

At any time prior to October 15, 2027, OpCo may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 2030 Notes (including any additional notes) issued under the 2030 Indenture at a redemption price equal to 106.25% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with an amount of cash not greater than the net cash proceeds of one or more equity offerings. At any time prior to October 15, 2029, OpCo may also redeem all or a part of the 2030 Notes of such series at a redemption price equal to 100% of the principal amount of the notes redeemed plus the applicable premium set forth in the 2030 Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. OpCo may also redeem all or a part of the 2030 Notes at the redemption prices set forth in the 2030 Indenture, plus accrued and unpaid interest, if any, on the notes redeemed, to, but excluding, the applicable redemption date.

At any time prior to October 15, 2028, OpCo may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 2033 Notes (including any additional notes) issued under the 2033 Notes Indenture, at a redemption price of 106.50%, of the principal amount of the 2033 Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with an amount of cash not greater than the net cash proceeds of one or more equity offerings. At any time prior to October 15, 2030, OpCo may also redeem all or a part of the 2033 Notes, at a redemption price equal to 100% of the principal amount of the 2033 Notes redeemed plus the applicable premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. OpCo may also redeem all or a part of the 2033 Notes, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, on the notes redeemed, to, but excluding, the applicable redemption date.

If a Change of Control (as defined in the Indentures) occurs with respect to any series of notes (along with a downgrade of the notes by two rating agencies), OpCo may be required to offer to purchase the Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the purchase date.

The Notes and the Guarantees rank equally in right of payment with all of OpCo’s and the Guarantors’ existing and future senior indebtedness and senior to all of OpCo’s and the Guarantors’ future subordinated indebtedness. The Notes and the Guarantees are effectively subordinated in right of payment to all of OpCo’s and the Guarantors’ existing and future secured debt, including debt under the 2025 Revolving Credit Facility, to the extent of the value of the assets securing such debt, and will be structurally subordinated to all liabilities of any future subsidiaries of OpCo that do not guarantee the Notes.

On October 6, 2025, the Company used the net proceeds of $1.4 billion from the issuance of the Notes and $303.9 million of the net proceeds from the IPO to repay all outstanding borrowings and accrued interest under the NDB Term Loan (as defined below) and SDB Term Loan (as defined below). At the time of repayment, the outstanding borrowings and accrued interest totaled $1.7 billion. As a result of the repayment, the Company recorded a loss on extinguishment of debt of $13.5 million related to the NDB Term Loan and a gain on extinguishment of debt premium of $2.1 million related to the SDB Term Loan, which is presented net on the consolidated statement of operations.

As of December 31, 2025, our fixed-rate senior unsecured notes had a carrying value of $1.4 billion and a fair value of $1.4 billion. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.

2025 Revolving Credit Facility

On October 6, 2025, OpCo entered into a revolving credit agreement (the “2025 Revolving Credit Facility”) which provides for lender commitments of $500.0 million and matures on the earlier of (i) September 26, 2030, (ii) the date that is ninety-one (91) days prior to the earliest stated maturity of any loans under either the SDB Revolving Credit Facility or the NDB Revolving Credit Facility, if, on such date, the outstanding principal amount of the loans exceeds $50.0 million, and (iii) the date that is ninety-one (91) days prior to the stated maturity of the Notes if, on such date, the outstanding principal amount of the Notes exceeds $50.0 million (the “Maturity Date”). Borrowings under the 2025 Revolving Credit Facility are secured by a first-priority lien on substantially all assets of OpCo and its subsidiaries, and is also guaranteed by each of its subsidiaries. As of December 31, 2025, the Company had $25.0 million outstanding borrowings under the 2025 Revolving Credit Facility. The weighted average interest rate on the total amount of borrowings under the 2025 Revolving Credit Facility as of December 31, 2025 was 6.40%. The carrying value of the borrowings outstanding under the 2025 Revolving Credit Facility approximates fair value because the interest rates applicable to such amounts are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

The 2025 Revolving Credit Facility replaced the NDB Revolving Credit Facility (as defined below) and the SDB Revolving Credit Facility (as defined below) and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company concluded that

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

the 2025 Revolving Credit Facility should be accounted for as a debt modification. As a result, the debt issuance costs of $4.4 million incurred as part of the 2025 Revolving Credit Facility along with the remaining debt issuance costs of $0.8 million associated with the NDB Revolving Credit Facility (as defined below) and the remaining debt issuance costs of $0.2 million associated with the SDB Revolving Credit Facility (as defined below) as of the modification date will be amortized over the life of the 2025 Revolving Credit Facility.

The applicable margin on the interest rate, the commitment fees and the letter of credit fees are determined based on the Company’s leverage ratio. The applicable margin ranges are:

Term SOFR applicable margin	2.00% - 3.00%
Base Rate applicable margin	1.00% - 2.00%
Commitment fees	0.375% - 0.500%
Letter of credit fees	2.00% - 3.00%

The 2025 Revolving Credit Facility contains certain affirmative and negative covenants customary for similar credit facilities. The 2025 Revolving Credit Facility contains certain financial covenants that require OpCo to maintain as of the last day of each Test Period (as defined in the 2025 Revolving Credit Facility) (a) a consolidated interest coverage ratio of no less than 2.50:1.00; (b) a consolidated net leverage ratio of not more than 5.00:1.00 (subject to a two full quarter step-up period of 5.25:1.00 upon the consummation of a material acquisition); and (c) a consolidated net senior secured leverage ratio of not more than 3.50:1.00. The 2025 Revolving Credit Facility also contains customary events of defaults. The occurrence and continuation of an event of default would permit the Lenders to terminate their commitments to advance loans under the 2025 Revolving Credit Facility, to require immediate repayment of any outstanding loans, including interest accrued, and all other obligations and amounts owed under the 2025 Revolving Credit Facility and to require the outstanding letters of credit to be cash collateralized pursuant to and in accordance with the terms of the 2025 Revolving Credit Facility.

Principal amounts borrowed under the 2025 Revolving Credit Facility may be prepaid from time to time and commitments thereunder may be terminated without premium or penalty. Any principal amounts outstanding on the Maturity Date will become due and payable on such date.

NDB Term Loan

On May 10, 2024, NDB Operating entered into a $575.0 million term loan facility (the “NDB Term Loan”) with a maturity date of May 10, 2029. On September 19, 2025, the NDB Term Loan was assumed by WaterBridge Midstream Operating LLC (“WaterBridge Midstream”), a subsidiary of the Company.

Under the NDB Term Loan the borrower could elect for outstanding borrowings to accrue interest at a rate based on either (i) a forward-looking term rate based on the secured overnight financing rate (“Term SOFR” and loans accruing interest based on Term SOFR, “Term SOFR Loans”), or (ii) a customary base rate (“Base Rate” and loans accruing interest based on the Base Rate, “Base Rate Loans”), in each case plus an applicable margin. Term SOFR Loans bear interest at a rate equal to Term SOFR for the applicable interest period plus a margin of 4.25%. Base Rate Loans bear interest at a rate per annum equal to the highest of (i) the Federal Funds Rate, as in effect from time to time, plus 0.5%, (ii) the prime rate, as published by The Wall Street Journal from time to time, and (iii) Term SOFR for a one-month tenor plus 1.00%, in each case, plus a margin of 3.25%.

The weighted average interest rate on the total amount of borrowings under the NDB Term Loan prior to its termination during the year end December 31, 2025 and as of December 31, 2024, was 8.33% and 9.54%, respectively.

SDB Term Loan

On June 27, 2024, WaterBridge Midstream entered into $1.15 billion term loan facility (the “SDB Term Loan”) with a maturity date of June 27, 2029.

Under the SDB Term Loan the borrower could elect whether to borrow under the facility Term SOFR or Base Rate. Term SOFR Loans bear interest at a rate equal to a variable rate of Term SOFR for the applicable interest period plus a margin of 4.75%. Interest on Term SOFR Loans is payable at the end of the applicable interest period. Base Rate Loans bear interest at a rate per annum equal to the highest of (i) the Federal Funds Rate, as in effect from time to time, plus 0.5%, (ii) the prime rate, as published by The Wall Street Journal from time to time as the “bank prime loan” rate, and (iii) Term SOFR for a one-month tenor plus 1.00%, in each case, plus 3.75%.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

The weighted average interest rate on the total amount of borrowings under the SDB Term Loan prior to its termination during the year end December 31, 2025 was 9.31%.

NDB Revolving Credit Facility

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

Under the NDB Revolving Credit Facility the borrower could elect to borrow principal amounts as Term SOFR Loans or Base Rate Loans. Term SOFR Loans bear interest at a rate per annum equal to (i) Term SOFR for the applicable tenor plus 0.10% (“Adjusted Term SOFR”), plus the Term SOFR applicable margin (see table below), which such margin is determined by reference to the Company’s leverage ratio. Base Rate Loans bear interest at a rate per annum equal to the highest of (i) the rate of interest which the administrative agent announces from time to time as its prime lending rate, as in effect from time to time (the “Prime Rate”), (ii) the Federal Funds Rate plus 0.50%, (iii) Adjusted Term SOFR for a one-month tenor plus 1.00%, and (iv) zero percent, plus in each case, the Base Rate applicable margin (see table below), which margin is determined by reference to the Company’s leverage ratio.

The applicable margin on the interest rate, the commitment fees and the letter of credit fees are determined based on the Company’s leverage ratio. The applicable margin ranges are:

Term SOFR applicable margin	2.00% - 3.00%
Base Rate applicable margin	1.00% - 2.00%
Commitment fees	0.375% - 0.500%
Letter of credit fees	2.00% - 3.00%

The weighted average interest rate on the total amount of borrowings under the NDB Revolving Credit Facility prior to its termination during the year end December 31, 2025, as of December 31, 2024, was 8.05%, and 8.67%, respectively.

SDB Revolving Credit Facility

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

At the Company’s election, principal amounts could be drawn under the SDB Revolving Credit Facility as Term SOFR Loans or Base Rate Loans. Term SOFR Loans bear interest at a rate equal to a variable rate of Term SOFR for the applicable interest period plus the Term SOFR applicable margin (see table above), which such margin is determined by reference to Borrower’s leverage ratio. Base Rate Loans bear interest at a rate per annum equal to the highest of (i) the rate of interest which the administrative agent announces from time to time as its prime lending rate, as in effect from time to time, (ii) the Federal Funds Rate, as in effect from time to time, plus 0.5%, (iii) the Term SOFR for a one-month tenor plus 1.0%, and (iv) 2.0%, in each case plus the Base Rate applicable margin (see table above), which such margin is determined by reference to the Company’s leverage ratio.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

The applicable margin on the interest rate, the commitment fees and the letter of credit fees are determined based on the Company’s leverage ratio. The applicable margin ranges are:

Term SOFR applicable margin	2.00% - 3.00%
Base Rate applicable margin	1.00% - 2.00%
Commitment fees	0.375% - 0.500%
Letter of credit fees	2.00% - 3.00%

The weighted average interest rate on the total amount of borrowings under the SDB Revolving Credit Facility prior to its termination during the year end December 31, 2025 was 8.18%.

Desert Credit Facilities

At the time of the WaterBridge Combination, the Company assumed Desert Environmental’s revolving credit facility, term loan and insurance note payable. The Company had no borrowings and $14.0 million outstanding on the revolving credit facility and term loan as of the WaterBridge Combination, respectively. On September 19, 2025, in connection with the closing of the IPO, the outstanding borrowings under the Desert Environmental term loan of $14.0 million were repaid with a portion of the net proceeds of the IPO.

Asset Financing Notes

At the time of the WaterBridge Combination, the Company assumed various secured promissory notes entered into under a Master Equipment Finance Loan and Security Agreement (the “Master Agreement”) by WBEF in 2023, in each case to finance the purchase of vehicles. The Master Agreement is an uncommitted credit facility whereby the lender may, but is not obligated to, provide loans to the Company for the purpose of purchasing vehicles. Loans borrowed pursuant to the Master Agreement and each promissory note are (a) secured by a first-priority lien on the vehicle(s) financed by such Master Agreement or promissory note, as applicable, and (b) repaid in 36 equal monthly installments.

Insurance Financing Notes

At the time of the WaterBridge Combination, the Company assumed promissory notes from WBEF entered into during 2025 for the payment of insurance premiums with an aggregate principal amount of $11.8 million and an interest rate of 6.49% annually. The notes are payable in eleven monthly installments. As of December 31, 2025, the remaining outstanding balance of such notes was $8.7 million. The notes will mature on August 1, 2026.

Debt Maturities

The following table summarizes our debt obligations as of December 31, 2025. Estimated future payments for the debt based on the amount outstanding are shown below:

	As of December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Notes	$-	$-	$-	$-	$825,000	$600,000	$1,425,000
2025 Revolving Credit Facility	-	-	-	-	25,000	-	25,000
Insurance financing notes	8,657	-	-	-	-	-	8,657
Asset financing notes	3,889	1,829	554	-	-	-	6,272
Total debt	$12,546	$1,829	$554	$-	$850,000	$600,000	$1,464,929

9. Leases

Our leased assets consist primarily of office and facility spaces, and leased vehicles. Our operating leases consist of office spaces. Our finance leases consists primarily of leased vehicles, and field facility leases. Leases are recognized on our consolidated balance sheets by recording a lease liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. As our leases generally do not provide an implicit rate, in order to calculate the lease liability, we discount our expected future lease payments using our incremental borrowing rate. The incremental borrowing rate is an estimate of the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term to that of the lease term. Options to renew a lease are included in the lease term and recognized as part of the right-of-use asset and lease liability when they are reasonably certain to be exercised.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

We have elected the practical expedient to omit leases with an initial term of 12 months or less (“short-term lease”) from recognition on the balance sheet. We recognize short-term lease payments on a straight-line basis over the lease term and variable payments under short-term leases in the period in which the obligation is incurred.

Certain of our leases contain non-lease components which are not separated from the lease components when calculating the right-of-use asset and lease liability per our use of the practical expedient to combine both components of an arrangement for all classes of leased assets.

Certain of our leases also contain variable payments, such as inflation, that are not included when calculating the right-of-use asset and lease liability unless the payments are in-substance fixed.

Lease expense for finance leases is recognized as the sum of the amortization of the right-of-use assets on a straight-line basis and the interest on lease liabilities using the effective interest method over the lease term. We recognize lease expense for operating leases on a straight-line basis over the lease term.

The following table shows the classification and location of our right-of-use assets and lease liabilities on our consolidated balance sheets:

		December 31,
	Consolidated Balance Sheets Location	2025	2024
Operating Leases
Right-of-use assets-operating	Other assets	$6,537	$-

Current operating lease liabilities	Accrued liabilities	777	-
Non-current operating lease liabilities	Other long-term liabilities	5,774	-
Total lease liabilities		$6,551	$-

Finance Leases
Right-of-use assets-financing	Property, plant and equipment, net	$5,009	$4,153

Current finance lease liabilities	Other current liabilities	1,045	1,322
Non-current finance lease liabilities	Other long-term liabilities	1,627	2,826
Total lease liabilities		$2,672	$4,148

The following table shows the classification and location of our lease costs on our consolidated statements of operations:

		Year Ended December 31,
	Consolidated Statements of Operations Location	2025	2024	2023
Operating lease cost:
Operating lease cost	Direct operating costs	$347	$-	$-
Short term lease costs	Direct operating costs	715	-	-
Total operating lease costs		$1,062	$-	$-

Finance lease cost:
Amortization of right-of-use assets	Depreciation, depletion, amortization, and accretion	$1,429	$1,352	$1,044
Interest on lease liabilities	Interest expense, net	283	318	240
Total finance lease costs		$1,712	$1,670	$1,284

Variable lease cost was $0.1 million year ended December 31, 2025.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

Future annual minimum lease payments for operating and finance leases as of December 31, 2025 are as follows:

Year Ending December 31,	Operating	Finance
2026	$1,341	$1,227
2027	1,363	1,025
2028	1,306	474
2029	1,274	146
2030	984	137
Thereafter	2,639	-
Total lease payments	8,907	3,009
Less: Interest	(2,356)	(337)
Present value of lease liabilities	$6,551	$2,672

The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating and finance leases:

	December 31,
	2025	2024
Operating Leases
Weighted-average remaining lease term (in years)	6.83	-
Weighted-average discount rate	9.10%	-

Finance Leases
Weighted-average remaining lease term (in years)	2.75	3.21
Weighted-average discount rate	8.27%	7.95%

The following table includes other quantitative information for our operating and finance leases:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$333	$-	$-
Financing cash flows from finance leases	$3,742	$1,148	$862
Operating cash flows from finance leases	$283	$318	$240

Right-of-use assets obtained in exchange for operating lease liabilities	$6,732	$-	$-
Right-of-use assets obtained in exchange for finance lease liabilities	$3,018	$1,764	$3,243

10. Shareholders’ and Member’s Equity

Shareholders’ Equity

Holders of Class A shares and Class B shares vote together as a single class on all matters presented to our shareholders, except as otherwise required by applicable law or by the LLC Agreement. Class B shares are not entitled to participate in any dividends our Board may declare.

Subsequent to the IPO through December 31, 2025, no Class B shares were redeemed for Class A shares.

Member’s Equity

Prior to the WaterBridge Combination, NDB Intermediate Holdings LLC (the “Sole Member”) was the sole member of NDB Operating and held 100% of the limited liability company interests in NDB Operating. NDB Operating’s limited liability interests were generally consistent with ordinary equity interests. Distributions (including liquidating distributions) were to be made to the Sole Member at a time to be determined by the board of managers of NDB Operating. There were no restrictions on distributions. The Sole Member’s equity account was adjusted for distributions paid to, and additional capital contributions that were made by the Sole Member. All

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

revenues, costs and expenses of NDB Operating were allocated to the Sole Member in accordance with the Amended & Restated Second Limited Liability Company Agreement of NDB Operating, dated June 10, 2020 (the “Prior LLC Agreement”).

On February 25, 2026, our board of directors declared a dividend on our Class A shares of $0.05 per share, payable on March 19, 2026 to shareholders of record as of March 5, 2026, and a corresponding required cash distribution to OpCo unitholders.

11. Share-Based Compensation

A summary of the Company’s aggregate share-based compensation expense (income) is shown below. Share-based compensation expense (income) related to NDB Incentive Units issued by NDB LLC and allocated to the Company is recognized as a deemed non-cash contribution to shareholders’ or member's equity on the consolidated balance sheets. Substantially all share-based compensation expense (income) is included in general and administrative expense on the consolidated statements of operations.

	Year Ended December 31,
	2025	2024	2023
Incentive units	$3,387	$9,529	$(359)
Restricted share units	1,951	-	-
Total share-based compensation expense (income)	$5,338	$9,529	$(359)
Tax benefit associated with share-based compensation expense	$147	$-	$-

Prior to the Division, NDB Incentive Units were classified as liability awards resulting in periodic fair value remeasurement. In conjunction with the Division, NDB Incentive Units were modified and subsequently classified as equity awards and do not require periodic remeasurements. Refer to Note 2 – Summary of Significant Accounting Policies for additional information related to NDB Incentive Units. Any cash expense associated with Incentive Units will be borne solely by NDB LLC and not the Company. Such incentive units are not dilutive of public ownership.

NDB Incentive Units

Our management team and certain employees participate in an equity-based incentive unit plan consisting of time-based awards of profit interests in NDB LLC.

In conjunction with the Division, the change in award classification was considered a modification under ASC 718. There was no immediate incremental expense recognized associated with the modification as the fair value of the modified equity awards at the modification date was less than the fair value of the liability awards remeasured immediately prior to modification. As of the modification date, the Incentive Units had $2.9 million of unrecognized share-based compensation expense that will be recognized over a weighted average remaining term of 2.0 years.

NDB Incentive Units granted during the year ended December 31, 2025 were estimated using a Monte Carlo Simulation with the following inputs at the following grant dates:

	10/1/2025	3/21/2025
Share price / Estimated equity value	$25.51	$318,713
Expected life (in years)	3.3	1.7
Risk-free interest rate	3.5%	3.9%
Dividend yield	0%	0%
Volatility	40%	40%
Marketability discount	30% - 32%	19% - 32%

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

A summary of the NDB Incentive Units activity during the year ended December 31, 2025 is shown in the following table:

	Incentive Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2024(1)	9,850	$985
Granted	8,530	741
Forfeited	-	-
Outstanding at December 31, 2025	18,380	$872	0.9
(1)
The units outstanding as of December 31, 2024 reflect the effects of the Division which includes the weighted average per unit amount at the modification date of $987 per unit.

As of December 31, 2025, remaining unrecognized compensation expense for the NDB Incentive Units was $4.9 million which the Company expects to recognize over a weighted average remaining period of approximately 1.9 years.

Included in share-based compensation expense during the year ended December 31, 2024 is the reversal of an immaterial amount of expense related to employee departures.

Restricted Share Units

Under the LTIP, participants were granted RSUs which are subject to graded vesting generally ranging from one to three years. The fair value of the awards is based on our Class A share price on the date of grant with compensation expense recognized on a straight-line basis over the applicable vesting period.

A summary of RSU activity during the year ended December 31, 2025 is shown in the following table:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	-	$-
Granted	884,000	22.63
Forfeited	-	-
Vested	-	-
Nonvested at December 31, 2025	884,000	$22.63

As of December 31, 2025, remaining unrecognized compensation expense for the RSUs was $18.1 million and the weighted average remaining vesting period was approximately 2.7 years.

Defined Contribution Plan

WaterBridge Management Company LLC, an affiliate of the Company, sponsors a defined contribution plan available to all eligible employees. Qualifying participants receive a matching contribution based on the amount participants contribute to the plan up to 7% of their qualifying compensation. Contributions of $1.3 million, $0.6 million and $0.5 million were made during the years ended December 31, 2025, 2024 and 2023, respectively.

12. Earnings Per Share

Our unvested RSUs are deemed to be participating securities; therefore, we apply the two-class method for the calculation of basic EPS for the Class A shares. Diluted EPS attributable to Class A shares is calculated under both the two-class method and the treasury stock method, and the more dilutive of the two calculations is presented.

Class B shares are considered potentially dilutive shares of Class A shares because Class B shares are convertible into Class A shares on a one-for-one basis; therefore, we apply the if-converted method for the calculation of diluted EPS for the Class A shares.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

We determined that the presentation of EPS for the period prior to the IPO would not be meaningful due to the significant nature of change to our capital structure as part of the IPO. Therefore, EPS information has not been presented for periods prior to the IPO.

The following table sets forth the computation of basic and diluted EPS attributable to our Class A shares for the period from September 18, 2025 to December 31, 2025, which represents the period subsequent to the IPO.

(in thousands, except for share and per share amounts)	Period from September 18, 2025 to December 31, 2025
Numerator
Net income	$9
Less: Net income prior to IPO	16,424
Less: Net loss attributable to noncontrolling interest	(11,878)
Net loss attributable to WaterBridge Infrastructure LLC	$(4,537)

Denominator
Weighted average Class A shares outstanding, basic and dilutive	43,264,850

Net loss per Class A share, basic and dilutive	$(0.10)

Class B shares outstanding as of December 31, 2025, were determined to be anti-dilutive and have been excluded in the computation of diluted net loss per share. In addition, weighted-average RSUs of 877,129 were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive for the period from September 18, 2025 through December 31, 2025 and have been excluded from the computation of diluted net loss per share.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

13. Related Party Transactions

		Year Ended December 31,
	Financial Statements Location	2025	2024	2023
Revenues - Related Party
Customer Agreements	Produced water handling - related party	$114,583	$106,334	$64,576
Customer Agreements	Water solutions - related party	5,376	5,184	4,178
Customer Agreements	Other revenues - related party	1,907	-	2
		$121,866	$111,518	$68,756

Direct Operating Costs - Related Party
Supplier Agreements	Direct operating costs - related party	$48,019	$27,742	$10,927

		December 31,
	Financial Statements Location	2025	2024
Accounts Receivable - Related Party
Customer Agreements	Related party accounts receivable	$29,661	$43,102
Shared Services Agreement	Related party accounts receivable	808	440
Joint Operating Agreement	Related party accounts receivable	-	6,483
		$30,469	$50,025

Accounts Payable - Related Party
Supplier Agreements	Related party accounts payable	$5,851	$5,290
Shared Services Agreement	Related party accounts payable	-	8,631
Joint Operating Agreement	Related party accounts payable	-	(200)
		$5,851	$13,721

Shared Services Agreement

Prior to the WaterBridge Combination, NDB Operating received common management and general, administrative, overhead, and operating services in support of the NDB Operating’s operations and development activities pursuant to a shared services agreement (the “Shared Services Agreement”) with certain affiliates consisting of certain subsidiaries of WBEF and Desert Environmental and LandBridge Company LLC and its subsidiaries (collectively “LandBridge”). NDB Operating was required to reimburse all fees, including an administrative mark-up for shared services, incurred by them that were necessary to perform services under the Shared Services Agreement. For shared services, the basis of allocation was an approximation of time spent on activities supporting NDB Operating. For shared costs paid on behalf of NDB Operating, the costs were directly allocated based on NDB Operating's pro rata share of expenses. NDB Operating paid approximately $50.5 million, $58.9 million, and $38.3 million for the years ended December 31, 2025, 2024, and 2023, respectively, for shared services and direct cost reimbursements.

Subsequent to the WaterBridge Combination, the Company provides LandBridge with management, general, administrative, overhead, and operating services in support of LandBridge’s operations and development activities under the Shared Services Agreement. LandBridge is required to reimburse all fees, including an administrative mark-up for shared services, that are necessary for the Company to perform services under the Shared Services Agreement. For shared services, the basis of allocation is an approximation of time spent on activities supporting LandBridge. For the period from September 17, 2025 to December 31, 2025, the Company received approximately $3.2 million for shared services and direct cost reimbursements.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

Equity Sponsor Services Agreement

Five Point Infrastructure LLC (“Five Point”), an affiliate of Five Point Energy Fund I LP, Five Point Energy Fund II LP and Five Point Energy Fund III LP, invoices the Company, and the Company reimburses Five Point in cash, for expenses associated with the Company’s use of Five Point’s geographic information system (“GIS”) and legal services. The reimbursement includes allocated Five Point personnel costs and third-party software and hardware expenses and is determined based on the Company’s use of Five Point’s total GIS services for such period. The Company recognized general and administrative expense related to GIS services of $0.7 million, $0.5 million, and $0.6 million in the years ended December 31, 2025, 2024 and 2023, respectively.

Customer Agreements

Prior to the WaterBridge Combination, a subsidiary of NDB Operating was party to a produced water management agreement with a subsidiary of Desert Environmental on terms substantially similar to those generally available for water management services in the applicable region. Under such agreement, such subsidiary of Desert Environmental offloaded certain barrels of produced water from its reclamation facilities to NDB Operating on an interruptible basis for produced water transportation and handling services. Subsequent to the WaterBridge Combination, produced water management agreements among subsidiaries of the Company and subsidiaries of Desert Environmental are intercompany agreements and therefore do not constitute related party transactions as the Company consolidated both parties to the agreements. All preexisting relationships were settled in conjunction with the WaterBridge Combination.

Subsequent to the WaterBridge Combination, certain subsidiaries of the Company are party to various produced water agreements and water supply agreements with customers that are affiliates of the Company, in each case on terms substantially similar to those generally available for water management services in their corresponding regions. Under such produced water management agreements, the customer delivers produced water produced from oil and gas operations to such subsidiary of the Company for produced water transportation and handling services. Under such supply water agreements, the customer purchases raw untreated produced water, brackish water and/or recycled water from such subsidiary of the Company for use in oil and gas drilling completion activities.

Supplier Agreements

Water Facilities Access Agreements and Surface Use Agreements

Prior to the WaterBridge Combination, certain subsidiaries of NDB Operating were party to certain water facilities access agreements with affiliates of the Company. Under such agreements, such subsidiaries of the Company had certain rights to access, construct, operate and maintain certain brackish water, produced water and recycled water pipelines and facilities in the ordinary course of business on certain acreage of LandBridge and an affiliate of Devon in the Stateline region of the Delaware Basin. The agreements included fee schedules and arrangements for specified surface use activities, such as produced water transportation royalties, rights-of-way, overhead electric lines and other similar surface damages.

Subsequent to the WaterBridge Combination, certain subsidiaries of the Company are party to certain water facilities and access agreements and surface use agreements with affiliates of the Company. Under such agreements, such subsidiaries of the Company have certain rights to access, construct, operate and maintain (a) certain brackish water, produced water and recycled water pipelines and facilities in the ordinary course of business on certain acreage of LandBridge and an affiliate of Devon in the Stateline region of the Delaware Basin and certain acreage of LandBridge in the southern region of the Delaware Basin (b) certain waste reclamation facilities in the ordinary course of business on certain acreage of LandBridge at specified locations in the Stateline region and southern region of the Delaware Basin. The agreements included fee schedules and arrangements for specified surface use activities, such as produced water transportation royalties, rights-of-way, overhead electric lines and other similar surface damages. For the years ended December 31, 2025, 2024 and 2023, we paid $30.4 million, $24.6 million and $9.0 million, respectively, for services under these agreements.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

Waste Handling Agreement

Prior to the WaterBridge Combination, a subsidiary of NDB Operating was party to a waste handling agreement with subsidiaries of Desert Environmental that operated environmental remediation facilities on terms substantially similar to those generally available for solids waste management services in the applicable region. Under such agreement, such subsidiary of NDB Operating dedicated oilfield solids and other solids waste materials generated by or arising out of its operations within an area of mutual interest to Desert Reclamation for processing, handling and disposal. The agreement includes a fee schedule and arrangements for specified solids waste management services. Subsequent to the WaterBridge Combination, waste handling agreements among subsidiaries of the Company and subsidiaries of Desert Environmental are now intercompany agreements and therefore do not constitute related party transactions as the Company consolidated both parties to the agreements. All preexisting relationships were settled in conjunction with the WaterBridge Combination.

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

Joint Operating Agreement

Prior to the WaterBridge Combination, a subsidiary of NDB Operating entered into a JOA and contribution agreement effective January 1, 2021, with a subsidiary of WaterBridge Operating, which was a related party prior to the WaterBridge Combination. The JOA governed the ownership and operation of the contributed produced water assets owned by each JOA party within an agreed area of mutual interest, consisting of eight produced water handling facilities, related permits, pipeline and right of way and related customer contracts. Under the terms of the JOA and the related contribution agreement, each party contributed produced water assets owned by such parties in exchange for 50% undivided interest in all JOA assets post contribution. NDB Operating was the operator of all JOA assets and WaterBridge Operating was the non-operating partner. The JOA was terminated as of the Combination Date.

14. Commitments and Contingencies

Litigation

On January 7, 2026, WaterBridge Texas Operating LLC (“WBTO”), a subsidiary of the Company, received an enforcement action from the Railroad Commission of Texas (“RRC”) seeking reimbursement of approximately $6.9 million in expenses incurred by the RRC in connection with the plugging of an orphan well located in proximity to a produced water handling facility operated by WBTO. WBTO filed its response on February 6, 2026 and requested a hearing on the merits. As of March 13, 2026, a hearing date had not been set. While we cannot predict the outcome of this matter, we believe the action is without merit and timing of resolution is uncertain. As of December 31, 2025, the Company has no amounts accrued related to this matter.

The Company records liabilities related to litigation and other legal proceedings when they are either known or considered probable and can be reasonably estimated. Legal proceedings are inherently unpredictable and subject to significant uncertainties, and significant judgment is required to determine both probability and the estimated amount. As any new information becomes available, the Company reassesses the potential liability related to pending litigation. While the results of these litigation matters and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material impact on our operating results, financial position or cash flows.

Other Commitments

We are party to various surface use and right of way agreements by which we have committed to make minimum royalty payments in exchange for rights to access and use the land for purposes that are generally limited to conducting our water operations. These agreements do not meet the definition of a lease under ASC 842, Leases, and are generally up to a ten-year term.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Consolidated Financial Statements

We are party to various power purchase agreements to manage volatility of the price of power needed for ongoing operations. We have elected the normal purchase and normal sale accounting treatment for these contracts to the extent that they meet the definition of a derivative and therefore, record the purchase at the contracted value as delivery occurs. The contracts are generally up to a three-year term.

The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place as of December 31, 2025. These contracts are not included on the balance sheet as of December 31, 2025.

	As of December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Purchase obligations	$2,286	$2,192	$39	$-	$-	$-	$4,517
Power purchase agreements	5,882	5,882	1,274	425	-	-	13,463
Royalty payment obligations & other	5,477	3,409	794	569	481	1,503	12,233
Total	$13,645	$11,483	$2,107	$994	$481	$1,503	$30,213

The Company’s actual costs for these contracts may be higher than these estimated minimum unconditional long-term firm commitments depending on volumetric variability of actual quantities and services consumed as well as variable pricing components inherent within the contracts. Any variable components are included in total actual costs incurred. For the years ended December 31, 2025, 2024, and 2023 the actual costs of these contracts were $24.0 million, $8.2 million, and $3.2 million respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of WaterBridge Infrastructure LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of WaterBridge Equity Finance LLC and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in mezzanine equity and members’ equity, and cash flows, for the period of January 1, 2025 to September 16, 2025, and each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period of January 1, 2025 to September 16, 2025, and each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Houston, Texas

March 13, 2026

We have served as the Company’s auditor since 2025.

WaterBridge Equity Finance LLC and Subsidiaries

Consolidated Balance Sheet

(in thousands)

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

See accompanying notes to the consolidated financial statements

WaterBridge Equity Finance LLC and Subsidiaries

Consolidated Statements of Operations

(in thousands)

	For the Period January 1, 2025 through September 16, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues:
Produced water handling	$229,038	$316,033	$323,446
Produced water handling - related party	315	202	13,110
Water solutions	8,327	6,635	16,722
Other revenues	4,954	6,546	11,185
Total revenues	242,634	329,416	364,463

Direct operating costs	88,529	114,616	124,062
Direct operating costs - related party	4,256	3,457	2,661
Depreciation, amortization and accretion	82,974	120,048	111,096
Total cost of revenues	175,759	238,121	237,819

General and administrative expense	1,678	34,545	11,922
Other operating expense, net	4,810	1,490	4,261
Operating income	60,387	55,260	110,461

Interest expense, net	79,710	134,671	122,811
Gain on derivative instrument	-	-	(4,546)
Other income, net	(2,421)	(2,612)	(2,040)
Loss from operations before taxes	(16,902)	(76,799)	(5,764)

Income tax (benefit) expense	(40)	4	575
Net loss	$(16,862)	$(76,803)	$(6,339)

See accompanying notes to the consolidated financial statements

WaterBridge Equity Finance LLC and Subsidiaries

Consolidated Statements of Changes in Mezzanine Equity and Members’ Equity

(in thousands)

	Mezzanine Equity
	Redeemable Noncontrolling Interest Series A-1 Preferred Units	Redeemable Series A Preferred Units	Redeemable Series B Preferred Units	Members’ Equity
Balance at December 31, 2022	$156,362	$229,382	$95,000	$177,722
Preferred distributions accrued	15,701	35,803	-	(51,504)
Preferred distributions paid	-	(750)	-	-
Retirement of Series A-1 Preferred Units of WaterBridge Holdings LLC	(172,063)	-	-	7,570
Distribution to member	-	-	-	(15)
Deemed non-cash distributions	-	-	-	(12,010)
Net loss	-	-	-	(6,339)
Balance at December 31, 2023	$-	$264,435	$95,000	$115,424
Preferred distributions accrued	-	37,160	-	(37,160)
Preferred distributions paid	-	(8,872)	-	-
Distribution to member	-	-	-	(8)
Deemed non-cash contributions	-	-	-	6,801
Net loss	-	-	-	(76,803)
Balance at December 31, 2024	$-	$292,723	$95,000	$8,254
Preferred distributions accrued	-	27,604	-	(27,604)
Preferred distributions paid	-	(13,308)	-	-
Distribution to member	-	-	-	(10)
Deemed non-cash contributions	-	-	-	(22,778)
Deemed non-cash distributions	-	-	-	7,397
Net loss	-	-	-	(16,862)
Balance at September 16, 2025	$-	$307,019	$95,000	$(51,603)

See accompanying notes to the consolidated financial statements

WaterBridge Equity Finance LLC and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Period January 1, 2025 through September 16, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flows from operating activities
Net loss	$(16,862)	$(76,803)	$(6,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	82,974	120,048	111,096
Amortization and write off of debt issuance costs	6,528	13,678	9,485
Share-based compensation	(15,381)	6,801	(12,010)
Contractual customer relationships amortization	1,043	1,466	1,465
Other	1,314	941	(1,011)
Changes in operating assets and liabilities:
Accounts receivable	(5,737)	15,749	(15,802)
Related party accounts receivable	2,408	(1,299)	4,167
Prepaid expenses and other assets	681	5,056	3,946
Accounts payable	(2,229)	(262)	2,150
Related party accounts payable	(1,754)	(489)	310
Contract liabilities	(537)	1,380	1,274
Accrued and other liabilities	22,451	(23,323)	14,534
Net cash provided by operating activities	74,899	62,943	113,265

Cash flows from investing activities
Acquisitions	-	-	(2,544)
Capital expenditures	(76,186)	(21,453)	(67,967)
Proceeds from disposal of assets	2,895	2,147	3,406
Net cash used in investing activities	(73,291)	(19,306)	(67,105)

Cash flows from financing activities
Proceeds from debt	25,000	46,247	195,000
Repayments of debt	(15,964)	(27,092)	(63,302)
Distributions paid on Redeemable Series A Preferred Units	(13,308)	(8,872)	(750)
Settlement of contingent consideration	(3,000)	(900)	(3,300)
Deferred offering costs	(2,356)	-	-
Debt issuance costs	(151)	(28,167)	(5,982)
Distributions paid to member	(10)	(8)	(15)
Redemption of Series A-1 Preferred Units	-	-	(150,000)
Repayments of note from Series A-1 Preferred Units	-	(15,000)	-
Net cash used in financing activities	(9,789)	(33,792)	(28,349)
Net (decrease) increase in cash and cash equivalents	(8,181)	9,845	17,811
Cash and cash equivalents - beginning of period	47,887	38,042	20,231
Cash and cash equivalents - end of period	$39,706	$47,887	$38,042

See accompanying notes to the consolidated financial statements

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

1. Organization and Nature of Operations

WaterBridge Equity Finance LLC (together with its subsidiaries, the “Company”, “we”, “our”, or “us”) is a Delaware limited liability company headquartered in Houston, Texas that was formed on May 3, 2019. At formation, the Company was indirectly owned by funds affiliated with Five Point Energy Fund I LP and Five Point Energy Fund II LP (collectively, the “Five Point Funds”) and certain members of management. Promptly following its formation, an affiliate of GIC, Singapore’s sovereign wealth fund, acquired a 20% indirect interest in the Company via WB 892 LLC (“WB 892”) and, simultaneous therewith, WaterBridge Resources LLC (“WBR”), WaterBridge II LLC (“WB II”) and WaterBridge Co-Invest LLC (“Co-Invest”) contributed all of the issued and outstanding membership interests in and to WaterBridge Holdings LLC (“Holdings”) to the Company. On December 13, 2019, the Company issued 150,000 Series A Preferred Units to Elda River Infrastructure WB LLC, formerly known as MTP Infrastructure WB LLC, (“Elda River”). On August 27, 2020, the Company issued total of 95,000 Series B Preferred Units to WB 892 and WaterBridge Co-Invest II LLC (“Co-Invest II”). The Company is governed by the Sixth Amended and Restated Limited Liability Agreement of the Company, dated as of September 14, 2023 (as amended from time-to-time, the “LLCA”). The Five Point Funds held a 76.03% indirect ownership interest in the Company prior to the WaterBridge Combination (defined below).

On September 17, 2025, immediately prior to the IPO, each of WB 892 and Holdings contributed all of their respective equity interests in the Company to WBI Operating LLC (“OpCo”) in exchange for the issuance to WB 892 and Holdings of newly issued limited liability company interests in OpCo and Elda River contributed all of its equity interests in the Company to OpCo in exchange for the issuance to Elda River of newly issued OpCo interests (the “WaterBridge Combination”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements (“Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All dollar amounts in the Financial Statements are stated in thousands of dollars unless otherwise indicated.

The Company has presented the Financial Statements from the beginning of the year to September 16, 2025, the date immediately preceding the WaterBridge Combination.

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

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

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

Segment Information

The Company operates in a single operating and reportable segment. All of our assets are located in the United States. Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, defined characteristics of operating segments as being components of an enterprise in which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker (“CODM”) in making decisions, on how to allocate resources and assess performance. The Company is managed as a whole rather than through discrete operating segments. Our executive team is organized by function, rather than legal entity, with no business component manager reporting directly to the CODM. Allocation of resources is made on a project basis across the Company without regard to geographic area, and considers among other things, return on investment, current market conditions, including commodity prices and market supply, availability of services and human resources, and contractual commitments. The Company’s Chief Executive Officer is the CODM who allocates resources and assesses performance based upon financial information at the consolidated level. The financial measure regularly provided to the CODM that is most consistent with U.S. GAAP is net income (loss), as presented on our consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheet as total assets. Total expenditures for additions to long-lived assets is reported on our consolidated statements of cash flows. The Company presents all of its significant segment expenses and other metrics which are regularly provided to the CODM and used by the CODM to make decisions regarding the Company’s business, including resource allocation and performance assessment in our consolidated statements of operations. The CODM does not receive additional expenses other than those presented within our consolidated statements of operations.

Use of Estimates

The preparation of the Financial Statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes.

The Company evaluates its estimates and related assumptions regularly, including those related to the fair value measurements of assets acquired and liabilities assumed in a business combination, the collectability of accounts receivable, the assessment of recoverability and useful lives of long-lived assets, including property, plant and equipment, goodwill and intangible assets, the valuation of share-based compensation and contract performance incentives and the fair value of asset retirement obligations. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from such estimates.

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

The carrying value of the Company’s cash and cash equivalents, accounts receivable, net of current expected credit losses, and accounts payable and accrued liabilities reported on the consolidated balance sheet approximate fair value due to their highly liquid nature or short-term maturity.

The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. The estimated fair value of our debt approximates the principal amount outstanding because the interest rates applicable to such amounts are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty. Refer to Note 8 – Debt for additional information.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains cash balances that may at times exceed federally insured limits.

Accounts Receivable

The Company extends credit to customers and other parties in the normal course of business. Accounts receivable consists of trade receivables recorded at the invoiced amount, plus accrued revenue that is earned but not yet billed, less an estimated allowance for doubtful accounts. Account receivables are generally due within 45 days or less. An allowance for expected credit losses is determined based upon historical write-off experience, aging of accounts receivables, current macroeconomic industry conditions and customer collectability patterns. Accounts receivable are charged against the allowance when determined to be uncollectible. When the Company recovers amounts that were previously written off, those amounts are offset against the allowance and reduce expense in the year of recovery. As of December 31, 2024, the Company had no allowance for doubtful accounts.

As of December 31, 2024, the Company had three customers that accounted for approximately 21%, 14%, and 11% of outstanding receivables, respectively.

Property, Plant and Equipment

Property, plant and equipment is stated at cost or, upon acquisition, at its fair value. Expenditures for construction activities, major improvements and betterments that extend the useful life of an asset are capitalized, while expenditures for maintenance and repairs are generally expensed as incurred. Costs of abandoned projects are charged to operating expense upon abandonment. The cost of assets sold or disposed of, and the related accumulated depreciation are removed from the accounts in the period of sale or disposal, and the resulting gains or losses are recorded in earnings in the respective period. Refer to Note 5 - Property, Plant and Equipment.

Depreciation is computed using the straight-line method over the estimated useful lives for each asset group, as noted below:

Wells, Pipelines, Facilities, Ponds and Related Equipment	5 - 30 years
Brackish Water Wells, Facilities, Ponds and Related Equipment	3 - 15 years
Buildings, Vehicles, Equipment, Furniture and Other	3 - 30 years
Land Improvements	30 years

Casualty Losses and Insurance Recoveries

Casualty losses, whether full or partial, are accounted for using a combination of impairment, insurance, and revenue recognition guidance prescribed by U.S. GAAP. Upon incurring a loss event, the Company evaluates for asset impairment under ASC 360, Property, Plant, and Equipment. To the extent that the assets are recoverable, determined utilizing undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition, the Company accounts for a full or partial casualty loss as operating and maintenance expense and evaluates whether all or a portion of the casualty loss can be offset by the recognition of insurance recoveries.

The Company follows the guidance in ASC 610-30, Other Income - Gains and Losses on Involuntary Conversions, for the conversion of nonmonetary assets (i.e., the property and equipment) to monetary assets (i.e., insurance recoveries). Under ASC 610-30, once receipt of the monetary assets is probable, the Company recognizes an insurance receivable in other receivables on the consolidated balance sheet, with a corresponding offset to operating and maintenance expense recognized on the consolidated statements of operations. If the insurance receivable is less than the carrying value of the assets, the Company will recognize a net loss on the consolidated statements of operation. If the insurance receivable is greater than the amount of loss recognized, the Company will only recognize a receivable up to the amount of loss recognized and will account for the excess as a gain contingency in accordance with ASC 450-30, Gain Contingencies. Gain contingencies are recognized when earned and realized, which typically will occur at the time of final settlement or when non-refundable cash payments are received. Refer to Note 5 – Property, Plant and Equipment.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

Intangible Assets

Our intangible assets with definite useful lives include acquired customer contracts. Customer contract amounts are presented at the Company's cost basis and are amortized to expense on a straight-line basis and assume no residual value. Refer to Note 6 - Intangible Assets for further information on estimated useful lives for such definite-lived intangibles.

Goodwill

Goodwill is the excess of acquisition cost of a business over the estimated fair value of net identifiable assets acquired. Goodwill is not amortized, however, we test goodwill for impairment at least annually as of October 31st, or more frequently when events or circumstances indicate goodwill is more likely than not impaired. When evaluating goodwill for impairment, we may either perform a qualitative assessment or a quantitative test. The qualitative assessment is an assessment of historical information and relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If we conclude that it is more-likely-than not that an impairment exists, a quantitative test is required which compares the estimated fair value of a reporting unit, based on Level 3 inputs, to its carrying value and measures any goodwill impairment as the amount by which the carrying amount of the reporting unit exceeds its fair value. We may elect not to perform the qualitative assessment and instead perform a quantitative impairment test.

For the period January 1, 2025 through September 16, 2025, and for the years ended December 31, 2024 and 2023, no goodwill impairment was recognized. Significant judgments and assumptions are inherent in our estimate of future cash flows used to determine the estimate of the reporting unit’s fair value. Factors that could trigger a lower fair value estimate include significant negative industry or economic trends, cost increases, disruptions to our business, regulatory or political environment changes or other unanticipated events.

The Company has two reporting units:

•
The Southern Delaware Basin in west Texas; and
•
The Arkoma Basin in Oklahoma.

As of December 31, 2024 the Company had a goodwill balance of $169.4 million. All goodwill is included within one reporting unit, the Southern Delaware Basin region in west Texas.

Acquisitions

To determine if a transaction should be accounted for as a business combination or an asset acquisition, we first calculate the relative fair value of the assets acquired and liabilities assumed. We first apply a screen to determine if substantially all of the relative fair value of the acquired gross assets is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the definition of a business. If this further determination does not meet the definition of a business the transaction is accounted for as an asset acquisition. We record asset acquisitions using the cost accumulation model. Under the cost accumulation model of accounting, the cost of the acquisition, including certain transaction costs, are allocated to the assets acquired using relative fair values. All other transactions are recorded as business combinations. We record the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. Transactions in which we acquire control of a business are accounted for under the acquisition method. The identifiable assets, liabilities and any noncontrolling interests are recorded at the estimated fair value as of the acquisition date. The purchase price in excess of the fair value of assets acquired and liabilities assumed is recorded as goodwill.

Impairment of Long-Lived Assets

Management reviews the Company’s long-lived assets, which primarily includes property, plant and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets for purposes of assessing recoverability. Recoverability is determined by comparing the carrying value of the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

Accounts Payable

Accounts payable consists of vendor obligations due under normal trade terms for services rendered or products received by the Company during ongoing operations. In cases where the Company operates but owns an undivided interest of less than 100% in the asset or there is a royalty interest in the asset, accounts payable also consists of revenue payable, net of billings receivable for operating and capital expenditures attributable to the undivided interest property or royalties payable. Refer to Note 3 – Additional Financial Statement Information for further information.

Debt Issuance Costs

Debt issuance costs represent costs associated with long-term financing and are amortized over the term of the related debt using a method which approximates the effective interest method. The Company’s debt issuance costs related to the term loan are reflected as a reduction of long-term debt on the consolidated balance sheet. Debt issuance costs associated with the Company’s revolving credit facility are deferred and presented within prepaid expenses and other current assets and other assets on the consolidated balance sheet. Refer to Note 8 – Debt for further information.

Asset Retirement Obligations

The fair value of a liability for an asset retirement obligation (“ARO”) is recognized in the period in which it is incurred. These obligations are those for which we have a legal obligation for settlement. The fair value of the liability is added to the carrying amount of the associated asset. The Level 3 inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rates, credit-adjusted risk-free rate, and expected abandonment dates. This additional carrying amount is then depreciated over the period remaining to the expected abandonment date. The liability increases due to the passage of time based on the time value of money until the obligation is settled. Our AROs relates primarily to the dismantlement, removal, site reclamation and similar activities of our pipelines, water handling facilities and associated operations. Our AROs are included within other long-term liabilities on the consolidated balance sheet. Refer to Note 3 – Additional Financial Statement Information for further information.

Derivatives

Derivative instruments are recorded on the consolidated balance sheet as either assets or liabilities measured at their fair values. Changes in the fair value of our derivative instruments are recorded in earnings, unless we elect to apply hedge accounting and meet specified criteria. The Company did not designate any derivative instruments as cash flow or fair value hedges as of December 31, 2024.

Embedded derivatives

The Company evaluates its contracts to determine whether embedded features exist that require bifurcation and separate accounting from the related host contract under ASC 815 – Derivatives and Hedging. All embedded derivatives identified are initially recorded at fair value and subsequently remeasured at fair value at the end of each reporting period, with changes in fair value recognized in earnings. The Series A-1 Preferred Units contained redemption features that required separate accounting as embedded derivatives. As discussed further in Note 10 – Mezzanine Equity, the Series A-1 Preferred Units were redeemed under an arrangement other than the terms of the embedded derivative, resulting in a final measurement of the embedded derivative of zero on the redemption date of the Series A-1 Preferred Units. As a result, the company recognized a gain on derivative instrument of $4.5 million for the year ended December 31, 2023. There were no gains or losses on derivative instrument for the year ended December 31, 2024. The derivative instruments were fully redeemed as of December 31, 2024.

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

The Incentive Units represent a substantive class of equity for WBR and WB II and are accounted for under FASB ASC 718, Compensation – Stock Compensation. Features of the Incentive Units include the ability for WBR and WB II to repurchase Incentive Units during a 180-day option period, whereby the fair value price is determined as of the termination date, not the repurchase date,

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

which temporarily takes away the rights and risks and rewards of ownership from the Incentive Unit holder during the option period. Under ASC 718, a feature for which the employee could bear the risks, but not gain the rewards, normally associated with equity ownership requires liability classification. WBR and WB II classifies the Incentive Units as liability awards. The liability related to the Incentive Units is recognized at WBR and WB II as the entity’s responsible for satisfying the obligations. Share-based compensation expense pushed down to the Company is recognized as a deemed non-cash contribution to members’ equity on the consolidated balance sheet. The share-based compensation expense is recognized consistent with WBR and WB II’s classification of a liability award resulting in the initial measurement, and subsequent remeasurements, recognized ratably over the vesting period.

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

The Company updates its assumptions each reporting period based on new developments and adjusts such amounts to fair value based on revised assumptions, if applicable, over the vesting period. For the period January 1, 2025 through September 16, 2025 and the years ended December 31, 2024 and 2023, the fair values of the Incentive Units were estimated using various assumptions as discussed in Note 11 – Share-Based Compensation. The fair value measurement is based on significant inputs not observable in the market, and thus represents Level 3 inputs within the fair value hierarchy.

Unvested Incentive Units are subject to accelerated vesting if there is a change in control (as defined in the award agreements). Unvested Incentive Units are also subject to accelerated vesting or forfeiture in certain circumstances as set forth in the award agreements and 1/3 of all vested Incentive Units are subject to forfeiture if an Incentive Unit holder is terminated for cause. Upon termination for any reason, WaterBridge I and WaterBridge II have the right to purchase all vested Incentive Units of the terminated Incentive Unit holder for a period of 180 days at the fair market value on the date the Incentive Unit holder’s employment ended. Forfeitures are accounted for upon occurrence. Forfeitures do not return equity value to the Company, rather value is returned to the Incentive Unit pool and allocated among remaining Incentive Unit holders.

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

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

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

Mezzanine Equity

The Company classifies certain equity instruments as mezzanine equity on the balance sheet when such instruments contain redemption features that are not solely within the control of the Company or its subsidiaries in accordance with ASC 480-10-S99-3A. As of December 31, 2024, the Company presented its Redeemable Series A Preferred Units and Redeemable Series B Preferred Units as mezzanine equity in the consolidated financial statements.

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

The Company evaluates mezzanine equity instruments at each reporting period to determine if reclassification to permanent equity or liability treatment is required under ASC 480 – Distinguishing Liabilities from Equity, or ASC 815 – Derivatives and Hedging. If a mezzanine classified equity instrument becomes mandatorily redeemable, it is reclassified as a liability and measured at fair value, and any changes in fair value are recorded through earnings. The fair value measurement is based on significant inputs not observable in the market, and thus represents Level 3 inputs within the fair value hierarchy.

Revenue Recognition

Produced Water Handling

Produced water handling revenues consist of fees charged for produced water handling services, produced water gathering pipeline services, and sales of skim oil, which is recovered from produced water after taking custody of the water from customers.

For produced water handling services and produced water gathering pipeline services, revenues are recognized over time utilizing the output method based on the volume of water accepted from the customer. We have determined the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the performance of these services, typically as customers’ water is accepted. We apply the ‘as-invoiced’ practical expedient to produced water service revenues, under which, revenues are recognized based on the invoiced amount which is equal to the value to the customer of the Company’s performance obligation completed to date. The produced water services are often combined as a system service fee where we typically charge customers a disposal and transportation fee on a per barrel basis according to the applicable contract.

As part of our produced water handling revenues, we aggregate and sell skim oil. Skim oil sales revenues are recognized at a point in time, based on when control of the product is transferred to the customer. Skim oil is generally sold at market rates, net of marketing costs. Refer to Note 3 - Additional Financial Statement Information for further information.

Water Solutions

Water solutions revenues consist of sales of brackish water, recycled water, and produced water and are generally priced based on negotiated rates with the customer and structured as volume dependent arrangements. Water solutions revenues are recognized at a point in time, based on when control of the volumes are transferred to the customer, usually upon delivery.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

Other Revenue

Other revenues consist primarily of fees charged for gas transportation services provided to customers. These contracts are generally structured as volume dependent arrangements. Revenues are recognized over time utilizing the output method based on the volume of gas transferred. We have determined the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the performance of the services. We apply the as-invoiced practical expedient to gas transportation service revenues, under which, revenues are recognized based on the invoiced amount which is equal to the value to the customer of the Company’s performance obligation completed to date.

Transaction Price Allocated to Future Performance Obligations

We recognize revenues based on the transfer of control or our customers’ ability to benefit from our services and products in an amount that reflects the consideration we expect to receive in exchange for those services and products. The Company’s sales arrangements do not include any significant post-delivery obligations. The Company accrues revenues as services are performed or products are delivered. The difference between estimated and actual amounts received are recorded in the period the payment is received. We allocate the consideration earned between the performance obligations based on the stand-alone selling price when multiple performance obligations are identified.

The Company applies the practical expedient exempting the disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less. For contracts with terms greater than one year, the Company applies the practical expedient exempting the disclosure of the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under our contracts, each service or unit of product typically represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Contract Liabilities

Contract liabilities primarily relate to revenue agreements where the Company receives a reimbursement for infrastructure constructed on behalf of the customer, but owned by the Company, in advance of the related performance obligation being satisfied. Contract liabilities are recognized as earned over time or at a point in time based on the provisions set forth in the agreement. The following table reflects the changes in our contract liabilities, which are included in other current liabilities and other long-term liabilities on our consolidated balance sheet:

Contract Liabilities
Balance, December 31, 2023	$1,274
Cash received but not yet recognized in revenue	1,513
Revenue recognized from prior period deferral	(133)
Balance, December 31, 2024	$2,654

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

Contractual Customer Relationships

Contractual customer relationships represent our right to future consideration related to up-front payments made associated with customer contract dedications where we typically do not receive a distinct good or service in exchange for these payments. Contractual customer relationships are amortized as a reduction to produced water handling revenues within our consolidated statements of operations on a straight-line basis over the primary term of the underlying agreement.

As of December 31, 2024, the Company recorded $15.7 million in other assets on the consolidated balance sheet related to contractual customer relationships. We recognized amortization of $1.0 million for the period January 1, 2025 through September 16, 2025 and $1.5 million for both the years ended December 31, 2024 and 2023. The remaining weighted average amortization period for contractual customer relationships was 11.8 years as of December 31, 2024.

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

The Company is subject to Texas margin taxes. We estimate our state tax liability utilizing management estimates related to the deductibility of certain expenses and other factors. We recorded $0.1 million in Texas margin tax liability as of December 31, 2024.

Concentrations of Risk

In the normal course of business, we do not maintain cash balances in excess of federally insured limits due to the insured cash sweep service provided by our financial institution. The Company regularly monitors these institutions’ financial condition. We have not experienced any losses in our accounts and believe we are not exposed to any significant credit risk on cash or cash equivalents.

Significant Customers

Customers that individually comprised more than 10% of the Company’s consolidated revenues were as follows:

	For the Period January 1, 2025 through September 16, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Customer A	25%	24%	23%
Customer B	14%	10%	12%
Customer C	**	10%	11%
Customer D	**	10%	**
Customer E	**	**	10%

**Less than 10%

Other Contingencies

The Company recognizes liabilities for other contingencies when there is exposure that indicates it is both probable and the amount of loss can be reasonably estimated. These types of liabilities may also arise from acquisition related transactions or other commercial agreements entered into from time to time by the Company. Refer to Note 13 – Commitments and Contingencies for further information on specific contingent liabilities.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

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

The following table summarizes the Company’s ARO activity, included within other long-term liabilities on the consolidated balance sheet, for the year presented:

December 31, 2024
Asset retirement obligation:
Beginning balance	$6,326
Additions	34
Accretion expense	987
Removals	(38)
Ending balance	$7,309

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

Other Statements of Operations information is as follows:

	For the Period January 1, 2025 through September 16, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Produced water handling revenues	$210,208	$291,293	$304,939
Skim oil revenues	19,145	24,942	31,617
Total produced water handling revenues	$229,353	$316,235	$336,556

	For the Period January 1, 2025 through September 16, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Transaction costs	$3,151	$29	$98
Abandoned project costs	766	427	590
Loss (gain) on disposal of assets	274	(243)	3,340
Legal settlements	-	1,301	290
Other	619	(24)	(57)
Total other operating expense, net	$4,810	$1,490	$4,261

Supplemental cash flow information is as follows:

	For the Period January 1, 2025 through September 16, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Supplemental cash flow information
Cash paid for interest	$53,521	$144,761	$116,176
Cash paid for income tax	$-	$490	$89

Non-cash investing and financing activities:
Insurance financing	$11,807	$10,403	$8,480
Capital expenditures in accounts payable and accrued liabilities	$7,233	$8,421	$4,623
Asset retirement obligation additions	$1,446	$34	$551
Asset financing	$1,434	$4,755	$5,458

4. Asset Acquisitions

On February 1, 2023, the Company acquired approximately 37 acres of land and certain produced water handling, transportation and water disposal assets in Hughes, Pittsburgh, and Coal Counties, Oklahoma. The produced water handling assets consist of two disposal wells and associated handling facilities and approximately 62 miles of produced water pipelines. The assets were acquired from an independent E&P company for total purchase consideration of $1.5 million.

On February 22, 2023, the Company acquired certain pipeline and rights-of-way from an independent E&P company for total purchase consideration of $1.0 million in Reeves County, Texas.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

5. Property, Plant and Equipment

Property, plant and equipment, net of accumulated depreciation consisted of the following:

December 31, 2024
Wells, pipelines, facilities, ponds and related equipment	$1,606,123
Brackish water wells, facilities, ponds and related equipment	71,852
Buildings, vehicles, equipment, furniture and other	41,439
Land (1)	9,693
Construction in progress	17,619
Total property, plant and equipment	1,746,726
Less: Accumulated depreciation and amortization	(519,805)
Total property, plant and equipment, net	$1,226,921
(1)
Includes land improvement costs of $0.6 million as of December 31, 2024.

Depreciation expense was $72.3 million, $105.1 million and $95.2 million for the period January 1, 2025 through September 16, 2025 and for the years ended December 31, 2024 and 2023, respectively. During 2024, the Company accelerated depreciation of $8.8 million in connection with the plugging and abandonment of produced water injection wells, which is included within depreciation, amortization and accretion expense on the consolidated statement of operations for the year ended December 31, 2024.

6. Intangible Assets

As of December 31, 2024, intangible assets, net of accumulated amortization, consisted of the following:

December 31, 2024
Customer Contracts	$130,463
Less: Accumulated amortization	(85,132)
Total Intangible assets net	$45,331

The Company recognized $9.6 million, $13.7 million, and $14.8 million in amortization expense on definite-lived intangibles related to customer contracts for the period January 1, 2025 through September 16, 2025 and for the years ended December 31, 2024 and 2023, respectively. The remaining weighted average amortization period for definite lived intangible assets was 4.4 years at December 31, 2024.

7. Debt

As of December 31, 2024 our debt consisted of the following:

December 31, 2024
Term Loan B	$1,147,125
Revolver	-
Insurance note	7,717
Asset financing notes	7,399
Total debt	1,162,241
Current portion of long-term debt	(22,585)
Unamortized discount and debt issuance costs	(38,335)
Total long-term debt	$1,101,321

During the period January 1, 2025 through September 16, 2025, the Company recorded $2.7 million in capitalized interest.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

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

Existing Term Loan B

The principal amount under the Existing Term Loan B may be funded as Term SOFR Loans or Base Rate Loans. The Company elects whether to borrow under the facility at Term SOFR or Base Rate. There is currently one tranche of debt outstanding under the Term Loan B. Term SOFR Loans bear interest at a rate equal to a variable rate of Term SOFR for the applicable interest period plus a margin of 4.75%. Interest on Term SOFR Loans is payable at the end of the applicable interest period. Base Rate Loans bear interest at a rate per annum equal to the highest of (i) the Federal Funds Rate, as in effect from time to time, plus 0.5%, (ii) the prime rate, as published by The Wall Street Journal from time to time as the “bank prime loan” rate, and (iii) Term SOFR for a one-month tenor plus 1.00%, in each case, plus 3.75%. Interest on Base Rate Loans is payable quarterly.

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

The weighted average interest rate on the total amount of borrowings under the Term Loan B during the period January 1, 2025 through September 16, 2025 and as of December 31, 2024 was 9.14% and 10.51%, respectively

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

Revolving Credit Facility

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

The weighted average interest rate on the total amount of borrowings under the Revolving Credit Facility during the period January 1, 2025 through September 16, 2025 and as of December 31, 2024 was 8.19% and 9.06%, respectively

Insurance Note

In 2024, the Company entered into promissory notes to finance insurance premium payments, totaling $10.4 million in aggregate principal, bearing interest at 7% annually, and maturing on August 1, 2025. The notes were payable in eleven monthly installments. As of December 31, 2024, the outstanding balance was $7.7 million.

Asset Financing Notes

In 2023, the Company entered into a Master Equipment Finance Loan and Security Agreement (the “Master Agreement”), under which it executed various secured promissory notes to finance vehicle purchases. The Master Agreement is an uncommitted credit facility, allowing but not obligating the lender to provide loans for vehicle acquisitions. Each loan and related promissory note is (a) secured by a first-priority lien on the financed vehicle(s) and (b) repaid in 36 equal monthly installments.

8. Leases

Our leased assets consist primarily of office space. All our leases are classified as operating leases. Leases are recognized on our consolidated balance sheet by recording a lease liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. As our leases generally do not provide an implicit rate, in order to calculate the lease liability, we discounted our expected future lease payments using our incremental borrowing rate. The incremental borrowing rate is an estimate of the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term to that of the lease term.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

We have elected the practical expedient to omit leases with an initial term of 12 months or less (“short-term lease”) from recognition on the balance sheet. We recognize short-term lease payments on a straight-line basis over the lease term and variable payments under short-term leases in the period in which the obligation is incurred.

Certain of our leases contain non-lease components which are not separated from the lease components when calculating the right-of-use asset and lease liability per our use of the practical expedient to combine both components of an arrangement for all classes of leased assets.

Certain of our leases also contain variable payments, such as inflation, that are not included when calculating the right-of-use asset and lease liability unless the payments are in-substance fixed.

We recognize lease expense for operating leases on a straight-line basis over the lease term.

The following table shows the classification and location of our right-of-use assets and lease liabilities on our consolidated balance sheet:

	Consolidated Balance Sheet Location	December 31, 2024
Right-of-use assets-operating	Other assets	$3,313

Current operating lease liabilities	Accrued liabilities	$1,584
Non-current operating lease liabilities	Other long-term liabilities	6,730
Total lease liabilities		$8,314

The following table shows the classification and location of our lease costs on our consolidated statements of operations:

	Consolidated Statements of Operations Location	For the Period January 1, 2025 through September 16, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease cost	Direct operating costs	$1,302	$1,413	$1,364
Short-term lease costs	Direct operating costs	2,818	4,742	3,336
Total lease costs		$4,120	$6,155	$4,700

The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases:

December 31, 2024
Weighted-average remaining lease term (in years)	7.18
Weighted-average discount rate	7.12%

The following table includes other quantitative information for our operating leases:

	For the Period January 1, 2025 through September 16, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,675	$1,942	$1,347
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$1,439	$566

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

9. Members’ Equity

Prior to the WaterBridge Combination:

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

10. Mezzanine Equity

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

Prior to the WaterBridge Combination, the Company presented and accounted for the Series A Preferred Units as mezzanine equity in accordance with ASC 480-10-S99-3A at their issuance date fair value of $147.8 million ($150.0 million stated value, net of issuance costs). The Series A Preferred Units were classified in mezzanine equity because they were redeemable at the option of the Series A Preferred Unit Holders and upon a change of control, which is an event that is not solely within the control of the Company. The Series A Preferred Units were deemed to be probable of becoming redeemable. As such, the Company elected to recognize changes in the redemption value immediately as they occurred and adjusted the carrying amount of the Series A Preferred Units to an amount equaling their redemption value at the end of each reporting period, which equaled the liquidation preference. Below is a summary of the redemption values as of December 31, 2024.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2024
Redeemable Series A Preferred Units, including PIK Units	$279,750
Step-Up PIK Units	12,973
Total Redemption Value	$292,723

As part of the WaterBridge Combination, Elda River contributed all of its equity interests in WBEF to OpCo in exchange for the issuance to Elda River of newly issued OpCo interests on September 17, 2025.

Redeemable Series B Preferred Units

On August 27th, 2020, the Company issued 95,000 Series B Preferred Units (“Redeemable Series B Preferred Units”) to investors in exchange for $95.0 million in cash.

The key terms of the Series B Preferred Units are outlined in the WBEF LLCA, as amended from time to time. The Redeemable Series B Preferred Units have preference over Series A units upon the dissolution of the Company. The Redeemable Series B Preferred Units are junior to (i) the satisfaction of all the Company’s indebtedness, and (ii) the Series A Preferred Units. The Series B Preferred Units did not have voting rights. Furthermore, the Series B Preferred Units are entitled to participate in quarterly cash distributions with common unitholders following the redemption of the Company’s Series A Preferred Units, provided there is available cash for distributions. No cash distributions were made to the Series B unitholders during the period January 1, 2025 through September 16, 2025 and year ended December 31, 2024.

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

The occurrence of any event requiring the redemption of the Series B Preferred Units is considered outside the control of the Company. As a result, prior to the WaterBridge Combination, the Company presented and accounted for the Series B Preferred Units as mezzanine equity at its fair value upon issuance, net of any issuance costs, on the consolidated balance sheet pursuant to ASC 480-10-S99-3A. Furthermore, the Series B Preferred Units were not required to be remeasured at each reporting date as they were not currently redeemable and were not probable of becoming redeemable. The carrying value of the Series A Preferred Units was $95.0 million as of December 31, 2024.

As part of the WaterBridge Combination, Series B investors contributed all of their equity interests in WBEF to OpCo in exchange for the issuance of newly issued OpCo interests on September 17, 2025.

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

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

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

11. Share-Based Compensation

The Company accounts for share-based compensation expense for Incentive Units granted in exchange for employee services. Our management and employees previously participated in two equity-based incentive plans during the applicable period, managed by WBR and WB II, both indirect parents of the Company. The Incentive Units consisted of time-based awards of profits interests in WBR and WB II. On September 18, 2025, the WBR and WB II Incentive Units were either cancelled or reclassified into common equity of the issuing entity and are no longer outstanding as of such date. Refer to Note 2 – Summary of Significant Accounting Policies – “Share-Based Compensation” for further discussion of the accounting treatment of the WBR and WB II Incentive Units.

WBR Incentive Units

Prior to September 18, 2025, the governing documents of WBR authorized the issuance of up to 10,000 Incentive Units (“WBR Incentive Units”), which represented profits interests in WBR.

The weighted average fair value of the WBR Incentive Units is estimated using a Monte Carlo simulation with the following inputs:

December 31, 2024
Estimated equity value	$229,354
Expected life (in years)	0.5
Risk-free interest rate	4.2%
Dividend yield	0%
Volatility	53.7%
Marketability discount	9% - 32%

The number of WBR Incentive Units granted and forfeited during the period January 1, 2025 through September 16, 2025 is shown in the following table:

Outstanding at January 1, 2025	6,170
Granted	-
Forfeited	(17)
Outstanding at September 16, 2025	6,153

The fair value of the WBR Incentive Units attributable to the Company as of September 16, 2025 was $5.9 million ($0 - $5,989 per unit) and as of December 31, 2024 was $19.3 million ($0 - $8,178 per unit).

The cumulative vested value of the liability for the WBR Incentive Units allocated to the Company was approximately $5.9 million and $19.3 million as of September 16, 2025 and December 31, 2024 respectively. The Company recognized income of $13.4 million, expense of $7.3 million, and income of $9.9 million respectively, in share-based compensation during the period January 1, 2025 through September 16, 2025 and years ended December 31, 2024 and 2023, respectively, which is included in general and administrative expense

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

on the statements of operations. For the period January 1, 2025 through September 16, 2025 and the year ended December 31, 2024 the WBR Incentive Units were fully vested.

There were no departures requiring accelerated vesting during the period January 1, 2025 through September 16, 2025 and year ended December 31, 2024.

On September 18, 2025, the WBR Incentive Units were either cancelled or reclassified into common equity of the issuing entity and are no longer outstanding as of such date.

WB II Incentive Units

Prior to September 18, 2025, the governing documents of WB II authorized the issuance of up to 10,000 Incentive Units (“WB II Incentive Units”) that represented profit interests in WB II.

The number of WB II Incentive Units granted and forfeited during the period January 1, 2025 through September 16, 2025 is shown in the following table:

Outstanding at January 1, 2025	6,152
Granted	-
Forfeited	(17)
Outstanding at September 16, 2025	6,135

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

The cumulative vested value of the liability for the WB II Incentive Units allocated to the Company was zero and $2.0 million as of September 16, 2025 and December 31, 2024, respectively. The Company recognized income of $2.0 million, income of $0.5 million, and income of $2.1 million, in share-based compensation during the period January 1, 2025 through September 16, 2025 and years ended December 31, 2024 and 2023, respectively, which is included in general and administrative expense on the statements of operations. For the period January 1, 2025 through September 16, 2025 and the year ended December 31, 2024, the WB II Incentive Units were fully vested.

There were no departures requiring accelerated vesting during the period January 1, 2025 through September 16, 2025 and year ended December 31, 2024.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

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

Defined Contribution Plan

WaterBridge Management Company LLC, a subsidiary of the Company, sponsors a defined contribution plan available to all eligible employees. Qualifying participants receive a matching contribution based on the amount participants contribute to the plan up to 7% of their qualifying compensation. Contributions of $1.9 million, $2.0 million, and $1.8 million were made during the period January 1, 2025 through September 16, 2025 and years ended December 31, 2024 and 2023, respectively.

12. Related Party Transactions

	Financial Statements Location	For the Period January 1, 2025 through September 16, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues - Related Party
Customer Agreement	Produced water handling - related party	$315	$202	$13,110

Direct Operating Costs - Related Party
Supplier Agreements	Direct operating costs - related party	$4,256	$3,457	$2,661

	Financial Statements Location	December 31, 2024
Accounts Receivable - Related Party
Customer Agreement	Related party accounts receivable	$203
Shared Services Agreement	Related party accounts receivable	8,476
		$8,679

Accounts Payable - Related Party
Joint Operating Agreement	Related party accounts payable	$6,059
Shared Services Agreement	Related party accounts payable	284
		$6,343

Shared Services Agreement

The Company and its subsidiaries, including WaterBridge Management Company, LLC, are parties to a shared services agreement with WBR, Holdings, WaterBridge NDB LLC (“NDB”) and its subsidiaries, LandBridge Company LLC and its subsidiaries (“LandBridge”), and Desert Environmental LLC and its subsidiaries, each being an affiliate of the Company, pursuant to which the Company and its subsidiaries provide various general, administrative, and operating services. The Company and its subsidiaries are entitled to reimbursement for all fees incurred that are necessary to perform services under the shared services agreement. For shared services, the

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

basis of allocation is an approximation of time spent on activities to support the other party. For shared costs paid on our behalf, the costs are directly allocated to us based on our pro rata share of the expenses. The Company received approximately $69.9 million, $43.9 million and $30.3 million for the period January 1, 2025 through September 16, 2025 and for the years ended December 31, 2024 and 2023, respectively, for shared services and direct cost reimbursements.

Legacy Financial Sponsor Services Agreement

Five Point Infrastructure LLC (“Five Point”), our legacy financial sponsor, invoices the Company, and the Company reimburses Five Point in cash, for expenses associated with the Company’s use of Five Point's geographic information system (“GIS”) and legal services. The reimbursement includes allocated Five Point personnel costs and third-party software and hardware expenses and is determined based on the Company’s use of Five Point’s total services for such period. The GIS and legal services reimbursement totaled $0.4 million, $0.3 million and $0.3 million for the period January 1, 2025 through September 16, 2025 and for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had no amounts due to these entities.

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

Water Facilities Access Agreements

A subsidiary of the Company is a party to a surface lease and use agreement with a subsidiary of LandBridge. Pursuant to such agreement, such subsidiary of the Company has certain non-exclusive rights to construct, operate and maintain produced water handling facilities on certain lands owned by a subsidiary of LandBridge in southern Reeves County, Texas. A subsidiary of the Company also acquired several surface use agreements, easements and rights-of-way on such lands that grant us the right to operate and maintain certain specified produced water handling facilities and pipelines. Such agreement includes a customary fee schedule for specified surface use activities, such as produced water transportation royalties in certain circumstances and the payment of surface damages for the construction of pipelines, access roads and overhead electric lines. Such agreements did not constitute related party transactions prior to a subsidiary of LandBridge’s acquisition of the land underlying such agreements in December 2024. For the period January 1, 2025 through September 16, 2025 and the year end December 31, 2024, we paid $0.9 million and an immaterial amount under such agreement, respectively.

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

13. Commitments and Contingencies

Performance Incentives

As part of a December 9, 2022 asset acquisition, we recognized contingent consideration as part of entering into a three-year performance incentive agreement with a maximum potential payout of $9.0 million if certain annual incentive criteria are achieved. Incentive

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Consolidated Financial Statements

payments are determined quarterly based on the completion of qualifying oil and gas producing wells, as defined in the related agreement, developed by the counterparty on a cumulative basis. The quarterly payment equals $300,000 multiplied by the number of qualifying wells completed in excess of four during each year. No payment is earned if the number of qualifying wells is less than the applicable well threshold in any given year. As of December 31, 2024, we recorded $4.8 million in current and contingent consideration on the consolidated balance sheet. During the period January 1, 2025 through September 16, 2025 and for the years ended December 31, 2024 and 2023 the Company paid $3.0 million, $0.9 million and $3.3 million in incentive payments, respectively.

Litigation

On April 3, 2025, WaterBridge Texas Operating LLC (“WBTO”), a subsidiary of the Company, received an enforcement notice from the Railroad Commission of Texas (“RRC”) seeking reimbursement of approximately $6.9 million in expenses incurred by the RRC in connection with the plugging of an orphan well located in proximity to a produced water handling facility operated by WBTO. On January 7, 2026, WBTO received an enforcement action from the RRC related to such matter. WBTO filed its response on February 6, 2026 and requested a hearing on the merits. As of March 13, 2026, a hearing date had not been set. While we cannot predict the outcome of this matter, we believe the action is without merit and timing of resolution is uncertain. The Company has no amounts accrued related to this matter.

The Company records liabilities related to litigation and other legal proceedings when they are either known or considered probable and can be reasonably estimated. Legal proceedings are inherently unpredictable and subject to significant uncertainties, and significant judgment is required to determine both probability and the estimated amount. As any new information becomes available, the Company reassesses the potential liability related to pending litigation. While the results of these litigation matters and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material.

Other

In the normal course of business, we transact short term and long term purchase obligations for products and services, primarily related to various subscription service agreements for ongoing business operations. These contracts are generally short term in nature up to a three-year term.

We are party to various power purchase agreements to manage volatility of the price of power needed for ongoing operations. We have elected the normal purchase and normal sale accounting treatment for these contracts to the extent that they meet the definition of a derivative and therefore, record the purchase at the contracted value as delivery occurs. The contracts are generally up to a three-year term. The Company’s actual costs for these contracts may be higher than these estimated minimum unconditional long-term firm commitments depending on volumetric variability of actual quantities and services consumed as well as variable pricing components inherent within the contracts. Any variable components are included in total actual costs. For the period January 1, 2025 through September 16, 2025, and for the years ended December 31, 2024 and 2023, the actual costs of these contracts were $14.5 million, $0.8 million and $0.7 million, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. We will not be required to make our first assessment of the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until our Annual Report on Form 10-K for the fiscal year ended December 31, 2026. Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so until we become an “accelerated filer” or “large accelerated filer,” in each case, as defined in the Exchange Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

We have adopted a Code of Business Conduct and Ethics and whistleblower policy (“Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions, and other employees of the Company and/or its affiliates who provide services to the Company. Our Code of Ethics is posted on our website located at https://wbinfra.com/investor-relations/governance/governance-documents. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

We have an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all of our personnel, including directors, officers, employees, and other covered persons. We believe that our insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Financial Statements: The consolidated financial statements and related notes, together with the reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, appear in Part II, Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(2) Financial Statement Schedules: All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction or are inapplicable and, therefore, have been omitted.

(3) Exhibits: The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

Item 16. Form 10-K Summary

None.

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

4.1*	Description of Securities of the Registrant.
4.2

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

4.3

Indenture, dated as of October 6, 2025, by and among WBI Operating LLC, the guarantors party thereto and UMB Bank, N.A., as trustee, relating to the issuance of the 2030 Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed with the SEC on October 7, 2025).

4.4

Indenture, dated as of October 6, 2025, by and among WBI Operating LLC, the guarantors party thereto and UMB Bank, N.A., as trustee, relating to the issuance of the 2033 Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K filed with the SEC on October 7, 2025).

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
10.11

Amended and Restated Services Agreement, dated effective February 27, 2019, by and among WaterBridge Resources LLC, WaterBridge Management Company LLC, WaterBridge Co-invest LLC, WaterBridge Holdings LLC, each of the entities listed on Schedule I thereto, each of the entities listed on Schedule II thereto and each of the entities listed on Schedule III thereto (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S‑1 filed with the SEC on August 22, 2025).

10.12

Water Facility and Access Agreement, North Ranch, dated October 15, 2021, by and between DBR Land LLC and WaterBridge Stateline LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S‑1 filed with the SEC on August 22, 2025).

10.13

Produced Water Facilities and Access Agreement, East Ranches, dated May 10, 2024, by and between DBR Land LLC and WaterBridge Stateline LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S‑1 filed with the SEC on August 22, 2025).

10.14

Fresh Water Facilities and Access Agreement, East Ranches, dated May 10, 2024, by and between DBR Land LLC and WaterBridge Stateline LLC (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S‑1 filed with the SEC on August 22, 2025).

19.1*	WaterBridge Infrastructure LLC Insider Trading Policy, adopted as of September 18, 2025.
21.1*	List of Subsidiaries of WaterBridge Infrastructure LLC.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
23.2*	Consent of Deloitte & Touch LLP, independent registered public accounting firm.
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

32.1**	Certification of Chief Executive Officer of WaterBridge Infrastructure LLC pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes‑Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of WaterBridge Infrastructure LLC pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes‑Oxley Act of 2002.
97.1*	WaterBridge Infrastructure LLC Clawback Policy.
101.INS*	XBRL Instance Document ‑ the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

* Filed herewith.

** Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

† Identifies management contracts and compensatory plans or arrangements.

# Certain confidential information contained in this agreement has been omitted because it is both (i) not material and (ii) the type of information that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WaterBridge Infrastructure LLC
Date: March 13, 2026	(Registrant)

	By:	/s/ Scott L. McNeely
Scott L. McNeely
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Jason Long	Chief Executive Officer and Director	March 13, 2026
Jason Long	(Principal Executive Officer)

/s/ Scott L. McNeely	Chief Financial Officer	March 13, 2026
Scott L. McNeely	(Principal Financial Officer)

/s/ Jason Williams	Chief Administrative Officer	March 13, 2026
Jason Williams	(Principal Accounting Officer)

/s/ David N. Capobianco	Director	March 13, 2026
David N. Capobianco

/s/ Matthew K. Morrow	Director	March 13, 2026
Matthew K. Morrow

/s/ Michael Sulton	Director	March 13, 2026
Michael Sulton

/s/ Frank Bayouth	Director	March 13, 2026
Frank Bayouth

/s/ Ben Moore	Director	March 13, 2026
Ben Moore

/s/ Kara Goodloe Harling	Director	March 13, 2026
Kara Goodloe Harling

/s/ James Crane	Director	March 13, 2026
James Crane

/s/ Greg Daily	Director	March 13, 2026
Greg Daily

/s/ Jeffrey Eaton	Director	March 13, 2026
Jeffrey Eaton

/s/ Jeffrey Ritenour	Director	March 13, 2026
Jeffrey Ritenour