Form 10-Q
period 2026-03-31
WaterBridge Infrastructure LLC
filed 2026-05-07
CIK 2064947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, the registrant had 47,016,059 Class A shares and 76,440,150 Class B shares representing limited liability company interests (“Class B shares”) outstanding.

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

Incentive Units. Management incentive units consisting of time-based awards of profits interests.

LandBridge. LandBridge Company LLC, a Delaware limited liability company (NYSE: LB; NYSE TX: LB), and its subsidiaries.

MBbls. One thousand barrels.

MBbl/d. One thousand barrels per day.

MVC. Minimum volume commitment.

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

Produced water. Water produced from an oil and natural gas well alongside crude oil and natural gas.

Produced water handling facilities. Facilities utilized for the treatment, handling and disposal of produced water.

Skim oil. Oil recovered as a byproduct of the produced water from a well during produced water handling operations.

WaterBridge. WaterBridge Infrastructure LLC, a Delaware limited liability company (NYSE: WBI; NYSE TX: WBI), and its subsidiaries.

WTI. West Texas Intermediate, a grade of crude oil commonly used in reference to pricing for crude oil.

Cautionary NOTE Regarding Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report, regarding our strategy, future operations, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “assume,” “could,” “would,” “should,” “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may,” “objective,” “plan,” “budget” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events at the time such statements were made. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the section entitled “Risk Factors” included elsewhere in this Quarterly Report and each of the other factors set forth in “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”), and in other reports filed with the United States Securities and Exchange Commission (the “SEC”). By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Quarterly Report are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations, cash flows and financial position and could cause actual results to differ materially from those in such forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

•
our customers’ demand for and use of our services;
•
the domestic and foreign supply of, and demand for, energy sources, including the impact of political instability or armed conflict in oil and natural gas producing regions, including increased hostilities in the Middle East, including Iran, and other sustained military campaigns, the Russia-Ukraine war, as well as the conditions in South America, Central America, China and Russia and acts of terrorism or sabotage, actions relating to oil price and production controls by the members of the Organization of Petroleum Exporting Countries (“OPEC”), Russia and other allied producing countries, such as announcements of potential changes to oil production levels;
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
•
changes in the prices charged to our customers and availability of services necessary for our customers to conduct their businesses, as a result of scarcity, government regulations or other factors;
•
our and our customers’ ability to obtain necessary supplies, raw materials and other critical components on a timely basis, or at all, including any impacts presented by imposed or potential tariffs, shortages, price increases and any reactions thereto in international trade;
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
•
our and our customers’ liquidity and ability to access the capital markets on favorable terms, or at all, which depends on general market conditions, including the impact of inflation, tariffs and international trade, interest rates and related governmental policies;
•
our level of indebtedness and our ability to service our indebtedness;
•
our ability to integrate future acquisitions and manage related growth;

•
our ability to recruit and retain key management and other personnel and the allocation of resources between LandBridge and WaterBridge;
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
•
the severity and duration of world health events, natural disasters or inclement or hazardous weather conditions, including cold weather, hurricanes, fires, droughts, earthquakes, flooding and tornadoes; and
•
evolving cybersecurity risks, such as those involving unauthorized access, third-party provider defects and service failures, denial-of-service attacks, malicious software, data privacy breaches by employees or other service providers, insiders or others with authorized access, cyber or phishing attacks, ransomware, social engineering, physical breaches or other actions.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the operation of business in our industry. We disclose important factors that could cause our actual results to differ materially from our expectations under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A shares are described under “Risk Factors,” included in our 2025 Form 10-K and under “Part II — Item 1A. Risk Factors” within this Quarterly Report. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC. Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary note. This cautionary note should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

Item 1. Financial Statements (Unaudited)

WaterBridge Infrastructure LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$50,668	$51,543
Accounts receivable, net	156,835	161,645
Other receivables	1,424	2,634
Related party accounts receivable	38,071	30,469
Prepaid expenses and other current assets	12,213	14,834
Total current assets	259,211	261,125

Non-current assets:
Property, plant and equipment, net	2,353,434	2,285,536
Intangible assets, net	912,228	935,708
Goodwill	53,127	53,127
Deferred tax assets	142,485	131,805
Other assets	31,986	32,719
Total non-current assets	3,493,260	3,438,895
Total assets	$3,752,471	$3,700,020

Liabilities and equity
Current liabilities:
Accounts payable	$55,660	$38,732
Related party accounts payable	5,335	5,851
Accrued liabilities	124,992	130,126
Current portion of long-term debt	9,107	12,546
Other current liabilities	4,397	1,685
Total current liabilities	199,491	188,940

Non-current liabilities:
Long-term debt, net of debt issuance costs	1,457,378	1,431,837
Tax receivable agreement liability	217,118	201,375
Other long-term liabilities	30,569	30,259
Total non-current liabilities	1,705,065	1,663,471
Total liabilities	1,904,556	1,852,411

Commitments and contingencies

Class A shares, unlimited shares authorized and 47,016,059 shares issued and outstanding as of March 31, 2026. Unlimited shares authorized and 43,264,850 shares issued and outstanding as of December 31, 2025.	659,853	606,843
Class B shares, unlimited shares authorized and 76,440,150 shares issued and outstanding as of March 31, 2026. Unlimited shares authorized and 80,190,150 shares issued and outstanding as of December 31, 2025.	-	-
Retained earnings	(3,202)	(4,537)
Total shareholders’ equity attributable to WaterBridge Infrastructure LLC	656,651	602,306
Noncontrolling interest	1,191,264	1,245,303
Total shareholders’ equity	1,847,915	1,847,609
Total liabilities and equity	$3,752,471	$3,700,020

See accompanying notes to the unaudited condensed consolidated financial statements

WaterBridge Infrastructure LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Produced water handling	$153,197	$58,204
Produced water handling - related party	28,740	26,859
Water solutions	8,490	9,990
Water solutions - related party	524	1,668
Other revenues	8,675	1,189
Other revenues - related party	1,351	-
Total revenues	200,977	97,910

Direct operating costs	70,040	31,521
Direct operating costs - related party	13,798	10,428
Depreciation, depletion, amortization and accretion	68,947	21,038
Total cost of revenues	152,785	62,987

General and administrative expense	16,811	6,592
(Gain) loss on disposal of assets, net	(74)	11,609
Other operating expense, net	999	1,007
Operating income	30,456	15,715

Interest expense, net	19,992	14,057
Other income, net	(112)	(132)
Income from operations before taxes	10,576	1,790
Income tax expense	1,055	79
Net income	$9,521	$1,711
Net income attributable to noncontrolling interest	6,006
Net income attributable to WaterBridge Infrastructure LLC	$3,515

Net income per share of Class A shares
Basic	$0.08
Diluted	$0.08
Weighted average shares outstanding of Class A shares
Basic	43,889,957
Diluted	123,455,107

See accompanying notes to the unaudited condensed consolidated financial statements

WaterBridge Infrastructure LLC and Subsidiaries

Condensed Consolidated Statements of Shareholders’ and Member’s Equity

(in thousands, except share amounts)

(unaudited)

	Class A		Class B		Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2025	43,264,850	$606,843	80,190,150	$-	$(4,537)	$1,245,303	$1,847,609
Net income	-	-	-	-	3,515	6,006	9,521
Deemed non-cash contributions	-	-	-	-	-	825	825
RSU share-based compensation expense	-	635	-	-	-	1,124	1,759
Class A Shares issued on vesting of restricted stock units, net of shares withheld for tax	1,209	(11)	-	-	-	-	(11)
Redemption of Class B shares to Class A shares	3,750,000	-	(3,750,000)	-	-	-	-
Dividends and distributions	-	-	-	-	(2,163)	(4,010)	(6,173)
RSU dividend equivalent	-	-	-	-	(17)	(27)	(44)
Changes in ownership interest adjustment	-	57,957	-	-	-	(57,957)	-
Tax impact of ownership interest adjustment	-	(5,597)	-	-	-	-	(5,597)
Offering costs	-	26	-	-	-	-	26
Balance at March 31, 2026	47,016,059	$659,853	76,440,150	$-	$(3,202)	$1,191,264	$1,847,915

Total Member’s Equity
Balance at December 31, 2024	$663,049
Deemed non-cash contributions prior to reorganization	324
Net income prior to reorganization	1,711
Balance at March 31, 2025	$665,084

See accompanying notes to the unaudited condensed consolidated financial statements

WaterBridge Infrastructure LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$9,521	$1,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	68,947	21,038
Amortization of debt issuance costs	1,025	1,067
Share-based compensation	2,584	324
Contractual customer relationships amortization	458	458
(Gain) loss on disposal of assets, net	(74)	11,609
Deferred income tax expense	892	-
Other	343	21
Changes in operating assets and liabilities:
Accounts receivable	5,005	(19,259)
Related party accounts receivable	(7,602)	21,818
Prepaid expenses and other assets	2,422	2,048
Accounts payable	2,409	3,855
Taxes payable	163	79
Related party accounts payable	(46)	613
Contract liabilities	(148)	(92)
Accrued and other liabilities	9,204	(2,078)
Net cash provided by operating activities	95,103	43,212

Cash flows from investing activities
Acquisitions, net of cash acquired	-	(5)
Capital expenditures	(110,940)	(45,503)
Proceeds from disposal of assets	1,243	19,442
Net cash used in investing activities	(109,697)	(26,066)

Cash flows from financing activities
Proceeds from debt	25,000	-
Dividends, dividend equivalents and distributions paid	(6,217)	-
Repayments of debt	(4,230)	(2,192)
Offering costs	(540)	(98)
Repayments of finance leases	(283)	(328)
Taxes paid related to net share settlement of RSUs	(11)	-
Debt issuance costs	-	(209)
Net cash provided by (used in) financing activities	13,719	(2,827)
Net (decrease) increase in cash and cash equivalents	(875)	14,319
Cash and cash equivalents - beginning of period	51,543	13,284
Cash and cash equivalents - end of period	$50,668	$27,603

See accompanying notes to the unaudited condensed consolidated financial statements

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
Organization and Nature of Operations

WaterBridge Infrastructure LLC (the “Company,” “WaterBridge,” “we,” “our” and “us”) is headquartered in Houston, Texas and was formed on April 11, 2025 as a Delaware limited liability company to serve as the issuer in our initial public offering (the “IPO” and, collectively with our related corporate reorganization and transactions in connection therewith, the “WaterBridge Combination”). We are governed by our First Amended and Restated Limited Liability Company Agreement, dated as of September 18, 2025 (the “LLC Agreement”), which was entered into in connection with the IPO.

We are a holding company whose principal asset consists of membership interests (“OpCo Units”) in WBI Operating LLC (“OpCo”). Under the OpCo LLC Agreement (as defined below), we have been designated as the managing member of OpCo and its subsidiaries, and, as the managing member, we operate and control all of the business and affairs of OpCo and its subsidiaries, and through OpCo and its subsidiaries, conduct our business. The Company did not have any business transactions or activities from its inception until the acquisition of the OpCo Units, other than related to its formation and its initial capitalization. The Company has no other operations, cash flows or material assets or liabilities other than our investment in OpCo, obligations related to our tax receivable agreement (the “TRA”) and certain deferred tax assets and liabilities. Refer to Note 5 — Income Taxes and Tax Receivable Agreement for additional information.

We generate revenue primarily by charging produced water handling fees for transporting produced water for disposal to our produced water handling facilities and, to a lesser extent, by providing raw or recycled produced water to customers for reuse in drilling and completion operations and oilfield waste reclamation and disposal operations. By focusing on produced water handling, our revenues are tied primarily to the long-life production of oil and natural gas wells rather than drilling activity, which can be more cyclical in nature. Our assets primarily consist of produced water handling and recycling facilities, water pipeline systems, brackish water wells and ponds, and related facilities within the Delaware Basin in West Texas and New Mexico, the Eagle Ford Basin in South Texas and the Arkoma Basin in Oklahoma. We also operate two waste management facilities for the disposal of non-hazardous waste resulting from oil and gas exploration and production activity in the Delaware Basin and provide gas transportation services in the Arkoma Basin.

One of our predecessors for U.S. Securities and Exchange Commission (the “SEC”) reporting purposes is WaterBridge NDB Operating LLC (“NDB Operating”), an indirect, wholly-owned subsidiary of NDB Midstream LLC (“NDB Midstream”). NDB Midstream was the accounting acquirer in the WaterBridge Combination on September 17, 2025, as set forth in Note 1 — Organization and Nature of Operations, included in Part II, Item 8 of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2025 (the “2025 Form 10‑K”). Accordingly, the historical financial information of WaterBridge reflects the operations of NDB Operating and its subsidiaries for periods prior to the completion of the WaterBridge Combination on September 17, 2025.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Financial Statements should be read in conjunction with the Company’s annual audited financial statements and accompanying notes included in our 2025 Form 10-K. When necessary, certain reclassifications are made to prior period financial information to conform with current period presentation. All dollar amounts in the Financial Statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

In these Financial Statements, periods prior to the closing of the WaterBridge Combination on September 17, 2025, reflect the financial statements of NDB Operating and its subsidiaries. Periods subsequent to the closing of the WaterBridge Combination on September 17, 2025, reflect the financial statements of the consolidated Company, including WaterBridge, OpCo and its subsidiaries.

Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026.

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

On occasion, we enter into joint operating agreements (“JOA”) pursuant to which third parties receive non-operating, undivided interests in one or more produced water handling facilities and related assets subject to the JOA. The undivided interest owners (i) receive their proportionate share of revenue and (ii) pay for their proportionate share of all costs and expenses incurred in drilling, equipping, installing and operating the JOA assets. The JOAs are not separate legal entities; rather, each undivided interest received by the parties to the JOA is an undivided ownership interest in the applicable assets. We record our undivided interests related to these JOAs and record revenues and expenses related to these disposal activities on a net basis as part of revenues and costs and expenses. JOA revenues and costs and expenses are subject to audit by all non-operating parties, or such other entity that the non-operator authorizes to conduct the audit, generally limited to the preceding two years following the end of a calendar year.

Segment Information

The Company operates in a single operating and reportable segment. All of our assets are located in the United States. Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, defines characteristics of operating segments as being components of an enterprise in which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions on how to allocate resources and assess performance. The Company is managed as a whole rather than through discrete operating segments. Our executive team is organized by function, rather than legal entity, with no business component manager reporting directly to the CODM. Allocation of resources is made on a project basis across the Company without regard to geographic area, and considers among other things, return on investment, current market conditions, including commodity prices and market supply, availability of services and human resources, and contractual commitments. The Company’s CODM is the Chief Executive Officer who allocates resources and assesses performance based upon financial information at the consolidated level. The financial measure regularly provided to the CODM that is most consistent with U.S. GAAP is net income (loss), as presented on our condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. Total expenditures for additions to long-lived assets is reported on our condensed consolidated statements of cash flows. The Company presents all of its significant segment expenses and other metrics which are regularly provided to the CODM and used by the CODM to make decisions regarding the Company’s business, including resource allocation and performance assessment in our condensed consolidated statements of operations. The CODM does not receive additional expenses other than those presented within our condensed consolidated statements of operations.

Significant Accounting Policies

As of March 31, 2026, our significant accounting policies are consistent with those discussed in Note 2 — Summary of Significant Accounting Policies of our consolidated financial statements contained in the 2025 Form 10-K. There were no significant updates or revisions to our accounting policies during the three months ended March 31, 2026.

Recent Accounting Pronouncements Not Yet Adopted

In January 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025‑01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220‑40): Clarifying the Effective Date, which clarifies the effective date of ASU 2024‑03 and does not change its underlying disclosure requirements. ASU 2024‑03 requires tabular disclosure of specified natural expenses within certain income‑statement expense captions, a qualitative description of amounts not separately disaggregated, and disclosure of our definition and total amount of selling expenses. We plan to adopt this guidance and comply with the disclosure requirements when it becomes mandatorily effective for annual periods beginning after December 15, 2026. The adoption of ASU 2024-03 is not expected to have any effect on the Company’s financial position, results of operations or cash flows as it modifies disclosure requirements only.

In December 2025, FASB issued ASU 2025‑12, Codification Improvements, which includes updates for a broad range of Accounting Topics arising from technical corrections, unintended application of the Codification, clarifications and other minor improvements. We

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

plan to adopt this guidance and comply with the disclosure requirements when it becomes mandatorily effective for annual periods beginning after December 15, 2026. We are currently assessing the impact of this standard on our Financial Statements and related disclosures.

3.
Additional Financial Statement Information

Other Balance Sheet information is as follows:

	March 31, 2026	December 31, 2025
Prepaids and other current assets
Prepaid insurance	$6,729	$10,271
Prepaid expenses	2,651	1,884
Debt issuance costs	1,137	1,137
Other	1,696	1,542
Total prepaids and other current assets	$12,213	$14,834

Other assets
Contractual customer relationships	$17,571	$18,029
Operating lease right-of-use assets	6,346	6,537
Debt issuance costs	3,969	4,253
Non-current prepaid expenses	2,880	2,703
Other	1,220	1,197
Total other assets	$31,986	$32,719

Accounts payable
Trade payable	$42,668	$26,304
Working interest and royalty payable	10,891	10,565
Other	2,101	1,863
Total accounts payable	$55,660	$38,732

Accrued liabilities
Accrued operating and capital expenses	$64,765	$77,066
Accrued interest	44,825	21,977
Accrued payroll	9,019	19,391
Accrued property taxes	1,896	6,000
Other	4,487	5,692
Total accrued liabilities	$124,992	$130,126

Other long-term liabilities
Asset retirement obligation liability	$17,195	$16,464
Operating lease liability	5,573	5,774
Contract liabilities	5,239	5,387
Finance lease liability	1,550	1,627
Other	1,012	1,007
Total other long-term liabilities	$30,569	$30,259

As of March 31, 2026 and December 31, 2025, we had allowance for doubtful accounts of $4.4 million and $4.6 million, respectively.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Other Statements of Operations information is as follows:

	Three Months Ended March 31,
	2026	2025
Produced water handling revenues	$164,905	$77,371
Skim oil revenues	17,032	7,692
Total produced water handling revenues	$181,937	$85,063

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information:
Cash paid for interest	$1,253	$8,447
Cash refunded for income taxes, net	$(18)	$-

Non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued liabilities	$67,673	$58,675
Asset financing	$623	$-
Asset retirement obligation additions	$403	$184
Right-of-use assets obtained in exchange for finance lease liabilities	$347	$112

4.
Property, Plant and Equipment

As of March 31, 2026 and December 31, 2025, our property, plant and equipment, net of accumulated depreciation, depletion and amortization consisted of the following:

	March 31, 2026	December 31, 2025
Wells, pipelines, facilities, ponds and related equipment	$2,187,510	$2,142,478
Brackish water wells, facilities, ponds and related equipment	39,075	39,002
Crude and gas pipelines, related equipment and other	35,175	35,175
Buildings, vehicles, equipment, furniture and other	120,065	118,347
Waste facilities and related equipment	29,204	29,213
Land	16,985	16,985
Construction in progress	212,561	146,589
Total property, plant and equipment	2,640,575	2,527,789
Less: Accumulated depreciation, depletion and amortization	(287,141)	(242,253)
Total property, plant and equipment, net	$2,353,434	$2,285,536

Depreciation, depletion and amortization expense attributable to property, plant and equipment are as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Depreciation expense	$43,592	$18,458
Amortization expense	1,033	531
Depletion expense	344	-
Total depreciation, depletion and amortization expense	$44,969	$18,989

5.
Income Taxes and Tax Receivable Agreement

In calculating the provision for income taxes on an interim basis, we use an estimate of the annual effective tax rate based upon currently known facts and circumstances and apply that rate to our year-to-date earnings or losses. Our effective tax rate is based on expected

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to us in the various jurisdictions in which we operate. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

The calculation of our effective tax rate was as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Income before income taxes	$10,576	$1,790
Income tax expense	$1,055	$79
Effective tax rate	9.98%	4.41%

The effective tax rate for the three months ended March 31, 2026 differs from the statutory rate of 21.0% primarily due to the income attributable to noncontrolling interest. For the three months ended March 31, 2025, OpCo was subject only to entity level state income tax in the state of Texas.

OpCo and the majority of its subsidiaries are limited liability companies treated as partnerships or disregarded entities for U.S. federal income tax purposes and, therefore, have not been subject to U.S. federal income tax at an entity level. As a result, the consolidated net income (loss) in our historical financial statements for periods prior to the IPO and WaterBridge Combination does not reflect the tax expense (benefit) we would have incurred if we were subject to U.S. federal income tax at an entity level during those periods. OpCo continues to be treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to OpCo’s members, including the Company, and any taxable income of OpCo is reported in the respective tax returns of its members. We did not engage in any material business activities or have any material assets prior to the closing of the WaterBridge Combination.

Tax Receivable Agreement

In connection with the WaterBridge Combination and the IPO, we entered into the TRA with OpCo and the TRA Holders. The TRA generally provides for the payment by us to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that we actually realize, or in some cases are deemed to realize, (a) with respect to taxable periods ending after the IPO or (b) if the TRA terminates early (at our election or as a result of our breach) with respect to any taxable periods ending on or after such early termination event, in each case, as a result of (i) the tax basis increases resulting from the exchange of OpCo Units and the corresponding surrender of an equivalent number of shares of Class B shares by the TRA Holders for a number of Class A shares on a one-for-one basis or, at our option, the receipt of an equivalent amount of cash pursuant to the OpCo LLC Agreement; (ii) the tax deductions allocable to the Company as a result of the existing tax basis of assets of OpCo prior to the IPO; (iii) the tax deductions allocable to the Company as a result of existing tax basis of assets of OpCo purchased after the IPO and prior to an exchange of OpCo Units; (iv) NOLs and interest expense carryforwards of WB 892 LLC (“WB 892”); and (v) deductions arising from imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the TRA. We will retain the benefit of the remaining cash savings, if any.

As a result of entering into the TRA, the Company recorded a TRA liability in the condensed consolidated balance sheets, primarily attributable to existing tax basis of OpCo prior to the IPO as well as NOL carryforwards of WB 892. The TRA liability is recorded against Class A shares in the condensed consolidated statements of shareholders’ and member’s equity. Future adjustments to the obligation under the TRA, which might result from, among other things, changes in expectations about the extent to which tax benefits subject to the TRA will be realized and tax rate changes, would be recognized in earnings. This arrangement does not represent a tax based on income, but rather a contractual relationship between an entity and its shareholders and is accounted for under ASC 450 — Contingencies. The effects of these adjustments are not an element of income tax expense as they do not relate to costs incurred in connection with compliance with income tax law. As of March 31, 2026 and December 31, 2025, we had TRA liability balance of $218.5 million and $201.4 million, respectively. The current portion of the TRA liability is presented within other current liabilities on the condensed consolidated balance sheets.

During March 2026, Elda River Infrastructure WB LLC redeemed 3,750,000 OpCo Units for Class A shares on a one-for-one basis. Concurrently with the redemption of the OpCo Units, an equal number of Class B shares were canceled. The Company recognizes a liability for the estimated amounts payable under the TRA when it is probable that taxable income will be sufficient to realize the related

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

tax benefits and the amounts can be reasonably estimated. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income in the future. Changes in tax laws or rates could also materially impact the estimated liability. As of March 31, 2026, the Company recorded an additional TRA liability of $17.2 million related to this redemption, all of which has been classified as a non-current liability in the condensed consolidated balance sheets.

6.
Debt

As of March 31, 2026 and December 31, 2025, our debt consisted of the following:

	March 31, 2026	December 31, 2025
6.25% Senior Notes due 2030	$825,000	$825,000
6.50% Senior Notes due 2033	600,000	600,000
2025 Revolving Credit Facility	50,000	25,000
Insurance financing notes	5,454	8,657
Asset financing notes	5,835	6,272
Total debt	1,486,289	1,464,929
Current portion of long-term debt	(9,107)	(12,546)
Unamortized debt issuance costs	(19,804)	(20,546)
Total long-term debt	$1,457,378	$1,431,837

Notes

During October 2025, OpCo, as the issuer, issued $825.0 million aggregate principal amount of 6.25% fixed-rate senior unsecured notes due October 2030 (the “2030 Notes”) and $600.0 million aggregate principal amount of 6.50% fixed-rate senior unsecured notes due October 2033 (the “2033 Notes”, and together with the 2030 Notes, the “Notes”) in a private offering.

In connection with the offering of the Notes, OpCo and each of the Guarantors (as defined below) entered into indentures (the “Indentures”), with UMB Bank, N.A., as trustee, relating to the issuance of the 2030 Notes and the 2033 Notes. The Indentures contain customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of dividends or similar restricted payments, undertaking transactions with OpCo’s unrestricted affiliates, and limitations on asset sales.

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

	March 31, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Notes	$1,425,000	$1,424,813	$1,425,000	$1,426,688
(1)
The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.

2025 Revolving Credit Facility

During October 2025, OpCo entered into a revolving credit agreement (the “2025 Revolving Credit Facility”) which provides for lender commitments of $500.0 million and matures on the earlier of (i) September 26, 2030, and (ii) the date that is ninety-one (91) days prior to the stated maturity of the Notes if, on such date, the outstanding principal amount of the Notes exceeds $50.0 million (the “Maturity Date”). Borrowings under the 2025 Revolving Credit Facility are secured by a first-priority lien on substantially all assets of OpCo and its subsidiaries, and are also guaranteed by each of its subsidiaries.

As of March 31, 2026, the Company had $50.0 million outstanding borrowings under the 2025 Revolving Credit Facility. The weighted average interest rate on the total amount of borrowings under the 2025 Revolving Credit Facility as of March 31, 2026 was 6.19%. The carrying value of the borrowings outstanding under the 2025 Revolving Credit Facility approximates fair value because the interest rates applicable to such amounts are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

The applicable margin on the interest rate, the commitment fees and the letter of credit fees are determined based on the Company’s leverage ratio. The applicable margin ranges are:

Term SOFR applicable margin	2.00% - 3.00%
Base Rate applicable margin	1.00% - 2.00%
Commitment fees	0.375% - 0.500%
Letter of credit fees	2.00% - 3.00%

The 2025 Revolving Credit Facility contains certain affirmative and negative covenants customary for similar credit facilities. The 2025 Revolving Credit Facility contains certain financial covenants that require OpCo to maintain as of the last day of each Test Period (as defined in the 2025 Revolving Credit Facility) (a) a consolidated interest coverage ratio of no less than 2.50:1.00; (b) a consolidated net leverage ratio of not more than 5.00:1.00 (subject to a two full quarter step-up period of 5.25:1.00 upon the consummation of a material acquisition); and (c) a consolidated net senior secured leverage ratio of not more than 3.50:1.00. The 2025 Revolving Credit Facility also contains customary events of defaults. The occurrence and continuation of an event of default would permit the Lenders to terminate their commitments to advance loans under the 2025 Revolving Credit Facility, to require immediate repayment of any outstanding loans, including interest accrued, and all other obligations and amounts owed under the 2025 Revolving Credit Facility and to require the outstanding letters of credit to be cash collateralized pursuant to and in accordance with the terms of the 2025 Revolving Credit Facility. As of March 31, 2026, the Company was in compliance with these covenants.

Principal amounts borrowed under the 2025 Revolving Credit Facility may be prepaid from time to time and commitments thereunder may be terminated without premium or penalty. Any principal amounts outstanding on the Maturity Date will become due and payable on such date.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Interest Capitalization

The Company capitalizes interest costs mainly during the construction period of its assets. Upon placing the underlying asset in service, these costs are depreciated over the estimated useful life of the corresponding assets for which interest costs were incurred. During the three months ended March 31, 2026, the Company recorded $4.9 million in capitalized interest.

Asset Financing Notes

At the time of the WaterBridge Combination, the Company assumed various secured promissory notes entered into under a Master Equipment Finance Loan and Security Agreement (the “Master Agreement”) by WaterBridge Equity Finance LLC (“WBEF”) in 2023, in each case to finance the purchase of vehicles. The Master Agreement is an uncommitted credit facility whereby the lender may, but is not obligated to, provide loans to the Company for the purpose of purchasing vehicles. Loans borrowed pursuant to the Master Agreement and each promissory note are (a) secured by a first-priority lien on the vehicle(s) financed by such Master Agreement or promissory note, as applicable, and (b) repaid in 36 equal monthly installments.

Insurance Notes

At the time of the WaterBridge Combination, the Company assumed promissory notes from WBEF entered into during 2025 for the payment of insurance premiums with an aggregate principal amount of $11.8 million and an interest rate of 6.49% annually. The notes are payable in eleven monthly installments and will mature on August 1, 2026.

7.
Shareholders’ and Member’s Equity

Shareholders’ Equity

Holders of Class A shares and Class B shares vote together as a single class on all matters presented to our shareholders, except as otherwise required by applicable law or by the LLC Agreement. Class B shares are not entitled to participate in any dividends our Board may declare.

Dividends and Distributions

(in thousands, except for per share amounts) Cash Dividends	Date of Record	Dividends Paid to Class A Shareholders	Distributions Paid to OpCo Unitholders(1)	Rate Per Share
2026:
First Quarter	March 5, 2026	$2,163	$4,010	$0.05
Total		$2,163	$4,010
(1)
Excludes the Company.

On May 5, 2026, our board of directors declared a dividend on our Class A shares of $0.05 per share, payable on June 18, 2026, to shareholders of record as of June 4, 2026, and a corresponding required cash distribution to OpCo unitholders (other than the Company).

Redemptions

During March 2026, Elda River Infrastructure WB LLC redeemed 3,750,000 OpCo Units (together with the cancellation of a corresponding number of Class B shares), for an equivalent amount of Class A shares.

Member’s Equity

Prior to the WaterBridge Combination, NDB Intermediate Holdings LLC (the “Sole Member”) was the sole member of NDB Operating and held 100% of the limited liability company interests in NDB Operating. NDB Operating’s limited liability interests were generally consistent with ordinary equity interests. Distributions (including liquidating distributions) were to be made to the Sole Member at a time to be determined by the board of managers of NDB Operating. There were no restrictions on distributions. The Sole Member’s equity account was adjusted for distributions paid to, and additional capital contributions that were made by the Sole Member. All revenues, costs and expenses of NDB Operating were allocated to the Sole Member in accordance with the Amended & Restated Second Limited Liability Company Agreement of NDB Operating, dated June 10, 2020.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

8.
Share-Based Compensation

A summary of the Company’s aggregate share-based compensation expense (income) is shown below. Share-based compensation expense related to NDB Incentive Units (as defined below) issued by WaterBridge NDB LLC (“NDB LLC”) and allocated to the Company is recognized as a deemed non-cash contribution to shareholders’ or member’s equity on the consolidated balance sheets. Substantially all share-based compensation expense is included in general and administrative expense on the condensed consolidated statements of operations.

	Three Months Ended March 31,
	2026	2025
Incentive units	$825	$324
Restricted share units	1,759	-
Total share-based compensation expense	$2,584	$324

NDB Incentive Units

Our management and certain employees participate in an equity-based incentive unit plan consisting of time-based awards of profits interests (the “NDB Incentive Units”) in NDB LLC. A summary of the NDB Incentive Unit activity during the three months ended March 31, 2026, is shown in the following table:

	Incentive Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2025	18,380	$872
Granted	-	-
Forfeited	(105)	775
Outstanding at March 31, 2026	18,275	$873	1.1

As of March 31, 2026, remaining unrecognized compensation expense for the NDB Incentive Units was $4.0 million which the Company expects to recognize over a weighted average remaining period of approximately 1.7 years.

Restricted Share Units

Under the WaterBridge Infrastructure LLC Long Term Incentive Plan, participants were granted restricted share units (“RSUs”) which are subject to graded vesting generally ranging from one to three years. The fair value of the awards is based on our Class A share price on the date of grant with compensation expense recognized on a straight-line basis over the applicable vesting period.

A summary of RSU activity during the three months ended March 31, 2026, is shown in the following table:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	884,000	$22.63
Granted	4,497	20.01
Forfeited	(3,334)	22.60
Vested	(1,666)	22.60
Nonvested at March 31, 2026	883,497	$22.62

As of March 31, 2026, remaining unrecognized compensation expense for the RSUs was $16.3 million which the Company expects to recognize over a weighted average remaining period of approximately 2.5 years.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

9.
Earnings Per Share

Our unvested RSUs are deemed to be participating securities; therefore, we apply the two-class method for the calculation of basic earnings per share (“EPS”) for the Class A shares. Diluted EPS attributable to Class A shares is calculated under both the two-class method and the treasury stock method, and the more dilutive of the two calculations is presented.

Class B shares are considered potentially dilutive of Class A shares because Class B shares are convertible into Class A shares on a one-for-one basis; therefore, we apply the if-converted method for the calculation of diluted EPS for the Class A shares.

We determined that the presentation of EPS for the period prior to the IPO would not be meaningful due to the significant nature of change to our capital structure as part of the IPO. Therefore, EPS information has not been presented for periods prior to the IPO.

The following table sets forth the computation of basic and diluted EPS attributable to our Class A shares for the three months ended March 31, 2026, which represents the period subsequent to the IPO.

(in thousands, except for share and per share amounts)	Three Months Ended March 31, 2026
Numerator
Net income	$9,521
Less: Net income attributable to noncontrolling interest	6,006
Net income attributable to WaterBridge Infrastructure LLC	3,515
Less: Earnings allocated to participating securities	69
Basic net income attributable to WaterBridge Infrastructure LLC	$3,446
Plus: Net income attributable to noncontrolling interest	6,006
Plus: Undistributed earnings reallocation adjustment to participating securities	(27)
Diluted net income attributable to shareholders	$9,425

Denominator
Basic weighted average shares outstanding	43,889,957
Dilutive Class B shares outstanding	79,565,150
Diluted weighted average shares outstanding	123,455,107

Basic net income per share of Class A shares	$0.08
Diluted net income per share of Class A shares	$0.08

Class B shares outstanding as of March 31, 2026, were determined to be dilutive and have been included in the computation of diluted net income per share. In addition, weighted-average RSUs of 887,664 were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive for the three months ended March 31, 2026 and have been excluded from the computation of diluted net income per share.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

10.
Related Party Transactions

		Three Months Ended March 31,
	Financial Statements Location	2026	2025
Revenues - Related Party
Customer agreements	Produced water handling - related party	$28,740	$26,859
Customer agreements	Water solutions - related party	524	1,668
Customer agreements	Other revenues - related party	1,351	-
		$30,615	$28,527

Direct Operating Costs - Related Party
Supplier agreements	Direct operating costs - related party	$13,798	$10,428

	Financial Statements Location	March 31, 2026	December 31, 2025
Accounts Receivable - Related Party
Customer agreements	Related party accounts receivable	$37,099	$29,661
Shared services agreement	Related party accounts receivable	972	808
		$38,071	$30,469

Accounts Payable - Related Party
Supplier agreements	Related party accounts payable	$5,257	$5,851
Legacy financial sponsor services agreement	Related party accounts payable	78	-
		$5,335	$5,851

Shared Services Agreement

Prior to the WaterBridge Combination, NDB Operating received common management and general, administrative, overhead and operating services in support of the NDB Operating’s operations and development activities pursuant to a shared services agreement (the “Shared Services Agreement”) with certain subsidiaries of WBEF, Desert Environmental LLC (“Desert Environmental”) and LandBridge Company LLC and its subsidiaries (collectively, “LandBridge”). NDB Operating was required to reimburse all fees, including an administrative mark-up for shared services, incurred by them that were necessary to perform services under the Shared Services Agreement. For shared services, the basis of allocation was an approximation of time spent on activities supporting NDB Operating. For shared costs paid on behalf of NDB Operating, the costs were directly allocated based on NDB Operating’s pro rata share of expenses. NDB Operating paid approximately $17.6 million during the three months ended March 31, 2025 for shared services and direct cost reimbursements.

Subsequent to the WaterBridge Combination, we provide LandBridge with management, general, administrative, overhead and operating services in support of LandBridge’s operations and development activities under the Shared Services Agreement. LandBridge is required to reimburse all fees, including an administrative mark-up for shared services, that are necessary for us to perform services under the Shared Services Agreement. For shared services, the basis of allocation is an approximation of time spent on activities supporting LandBridge. During the three months ended March 31, 2026, the Company received approximately $3.2 million for shared services and direct cost reimbursements.

Legacy Financial Sponsor Services Agreement

Five Point Infrastructure LLC (“Five Point”), our legacy financial sponsor, invoices the Company, and the Company reimburses Five Point in cash, for expenses associated with the Company’s use of Five Point’s geographic information system (“GIS”) and certain legal services provided by Five Point. The reimbursement includes allocated Five Point personnel costs and third-party software and hardware expenses and is determined based on the Company’s use of Five Point’s total services for such period. For the three months ended March 31, 2026 and 2025 the Company paid reimbursements to Five Point of $0.1 million, respectively.

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

Subsequent to the WaterBridge Combination, certain subsidiaries of the Company are party to various produced water handling agreements and water solutions agreements with Devon Energy Corporation (NYSE: DVN) (“Devon”) and San Mateo Midstream, LLC, a joint venture between Matador Resources Company (NYSE: MTDR) and Five Point that operates produced water handling facilities and other midstream assets in the Delaware Basin, in each case on terms substantially similar to those generally available for water management services in their corresponding regions. Under such produced water management agreements, the customer delivers produced water produced from oil and gas operations to such subsidiary of the Company for produced water transportation and handling services. Under such supply water agreements, the customer purchases raw untreated produced water, brackish water and/or recycled water from such subsidiary of the Company for use in oil and gas drilling and completion activities.

Supplier Agreements

Water Facilities Access Agreements and Surface Use Agreements

Prior to the WaterBridge Combination, a subsidiary of NDB Operating was a party to certain produced water facilities access agreements with LandBridge, a supply water facilities access agreement with LandBridge and a produced water facilities access agreement with an affiliate of Devon (collectively, the “Water Facilities Access Agreements”). Under such Water Facilities Access Agreements, such subsidiary of the Company had certain rights to access, construct, operate, and maintain certain brackish water, produced water and recycled water pipelines and facilities in the ordinary course of business on certain acreage of LandBridge and an affiliate of Devon in the Stateline region of the Delaware Basin. The Water Facilities Access Agreements included fee schedules and arrangements for specified surface use activities, such as produced water transportation royalties, rights-of-way, overhead electric lines and other similar surface damages.

Subsequent to the WaterBridge Combination, certain subsidiaries of the Company are parties to the Water Facilities Access Agreements, as well as certain surface use agreements with LandBridge in the southern region of the Delaware Basin. Under such Water Facilities Access Agreements and surface use agreements, such subsidiaries of the Company have certain rights to access, construct, operate and maintain (a) certain brackish water, produced water and recycled water pipelines and facilities in the ordinary course of business on certain acreage of LandBridge and an affiliate of Devon in the Stateline region of the Delaware Basin and certain acreage of LandBridge in the southern region of the Delaware Basin and (b) certain waste reclamation facilities in the ordinary course of business on certain acreage of LandBridge at specified locations in the Stateline region and southern region of the Delaware Basin. The agreements included fee schedules and arrangements for specified surface use activities, such as produced water transportation royalties, rights-of-way, overhead electric lines and other similar surface damages. For the three months ended March 31, 2026 and 2025, we paid $12.3 million and $9.4 million, respectively, for services under these agreements.

Waste Handling Agreement

Prior to the WaterBridge Combination, a subsidiary of NDB Operating was party to a waste handling agreement with subsidiaries of Desert Environmental that operated environmental remediation facilities on terms substantially similar to those generally available for solids waste management services in the Delaware Basin. Under such agreement, such subsidiary of NDB Operating dedicated oilfield solids and other solids waste materials generated by or arising out of its operations within an area of mutual interest to Desert Reclamation for processing, handling and disposal. The agreement includes a fee schedule and arrangements for specified solids waste management services. Subsequent to the WaterBridge Combination, waste handling agreements among subsidiaries of the Company and subsidiaries of Desert Environmental are now intercompany agreements and therefore do not constitute related party transactions as the Company consolidated both parties to the agreements. All preexisting relationships were settled in conjunction with the WaterBridge Combination.

Subsequent to the WaterBridge Combination, a subsidiary of the Company is a party to a waste handling agreement with a subsidiary of Devon on terms substantially similar to those generally available for solids waste management services in the Delaware Basin. The agreement includes a fee schedule and arrangements for specified solids waste management services.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Electrical Shared Facilities Agreement

A subsidiary of the Company is a party to an electrical shared facilities agreement with a subsidiary of Devon on terms substantially similar to those generally available for the joint ownership and operation of electrical facilities in the applicable region. Pursuant to such agreement, such subsidiary of the Company received an undivided interest in certain electrical facilities, together with the right to utilize a portion of the electrical capacity of such shared facilities, in order to operate certain produced water management facilities in the ordinary course of business. The agreement includes an allocation of all costs and expenses related to the ownership, operation and maintenance of such shared electrical facilities in accordance with each undivided interest owner’s permitted operating capacities on such facilities.

11.
Commitments and Contingencies

On January 7, 2026, WaterBridge Texas Operating LLC (“WBTO”), a subsidiary of the Company, received an enforcement action from the Railroad Commission of Texas (“RRC”) seeking reimbursement of approximately $6.9 million in expenses incurred by the RRC in connection with the plugging of an orphan well located in proximity to a produced water handling facility operated by WBTO. WBTO filed its response on February 6, 2026, and requested a hearing on the merits. As of May 6, 2026, a hearing date had not been set. While we cannot predict the outcome of this matter, we believe the action is without merit and timing of resolution is uncertain. As of March 31, 2026, the Company has no amounts accrued related to this matter.

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

WaterBridge Equity Finance LLC and Subsidiaries

Condensed Consolidated Statement of Operations

(in thousands)

(unaudited)

Three Months Ended March 31,
2025
Revenues:
Produced water handling	$74,860
Produced water handling - related party	104
Water solutions	3,498
Other revenues	1,734
Total revenues	80,196

Direct operating costs	30,085
Direct operating costs - related party	1,315
Depreciation, amortization and accretion	27,382
Total cost of revenues	58,782

General and administrative expense	7,687
Other operating expense, net	435
Operating income	13,292

Interest expense, net	28,336
Other income, net	(770)
Loss from operations before taxes	(14,274)

Income tax benefit	(60)
Net loss	$(14,214)

See accompanying notes to the unaudited condensed consolidated financial statements

WaterBridge Equity Finance LLC and Subsidiaries

Condensed Consolidated Statement of Changes in Mezzanine Equity and Members’ Equity

(in thousands)

(unaudited)

	Mezzanine Equity
	Redeemable Series A Preferred Units	Redeemable Series B Preferred Units	Members’ Equity
Balance at December 31, 2024	$292,723	$95,000	$8,254
Preferred distributions accrued	9,300	-	(9,300)
Preferred distributions paid	(4,436)	-	-
Deemed non-cash distributions	-	-	1,621
Net loss	-	-	(14,214)
Balance at March 31, 2025	$297,587	$95,000	$(13,639)

See accompanying notes to the unaudited condensed consolidated financial statements

WaterBridge Equity Finance LLC and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

Three Months Ended March 31,
2025
Cash flows from operating activities
Net loss	$(14,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	27,382
Amortization of debt issuance costs	2,288
Share-based compensation	1,621
Contractual customer relationships amortization	367
Other	48
Changes in operating assets and liabilities:
Accounts receivable	(13,410)
Related party accounts receivable	(317)
Prepaid expenses and other assets	(2,772)
Accounts payable	(413)
Related party accounts payable	259
Contract liabilities	(70)
Accrued and other liabilities	(9,061)
Net cash used in operating activities	(8,292)

Cash flows from investing activities
Capital expenditures	(14,650)
Proceeds from disposal of assets	103
Net cash used in investing activities	(14,547)

Cash flows from financing activities
Repayments of debt	(6,552)
Distributions paid on Redeemable Series A Preferred Units	(4,436)
Settlement of contingent consideration	(600)
Deferred offering costs	(99)
Debt issuance costs	(22)
Net cash used in financing activities	(11,709)
Net decrease in cash and cash equivalents	(34,548)
Cash and cash equivalents - beginning of period	47,887
Cash and cash equivalents - end of period	$13,339

See accompanying notes to the unaudited condensed consolidated financial statements

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
Organization and Nature of Operations

WaterBridge Equity Finance LLC (together with its subsidiaries, the “Company”, “we”, “our”, or “us”) is a Delaware limited liability company headquartered in Houston, Texas that was formed on May 3, 2019. At formation, the Company was indirectly owned by funds affiliated with Five Point Energy Fund I LP and Five Point Energy Fund II LP (collectively, the “Five Point Funds”) and certain members of management. Promptly following its formation, an affiliate of GIC Private Limited, Singapore’s sovereign wealth fund, acquired a 20% indirect interest in the Company via WB 892 LLC (“WB 892”) and, simultaneous therewith, WaterBridge Resources LLC (“WBR”), WaterBridge II LLC (“WB II”) and WaterBridge Co-Invest LLC (“Co-Invest”) contributed all of the issued and outstanding membership interests in and to WaterBridge Holdings LLC (“Holdings”) to the Company. On December 13, 2019, the Company issued 150,000 Series A Preferred Units to Elda River Infrastructure WB LLC (“Elda River”). On August 27, 2020, the Company issued a total of 95,000 Series B Preferred Units to WB 892 and WaterBridge Co-Invest II LLC (“Co-Invest II”). The Five Point Funds held a 76.03% indirect ownership interest in the Company prior to the WaterBridge Combination on September 17, 2025, as set forth in Note 1 — Organization and Nature of Operations, included in Part II, Item 8 of WaterBridge Infrastructure LLC’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2025 (the “2025 Form 10‑K”).

The Company provides water management solutions through integrated pipeline and water handling networks located in the Southern Delaware Basin in West Texas and the Arkoma Basin in Oklahoma. Through its networks, the Company gathers, transports, treats, recycles, stores and/or handles water produced from oil and gas exploration and production (“E&P”) activities. As part of the water handling process, the Company separates, recovers and sells skim oil. The Company also sells brackish water to E&P companies for use in drilling and completion operations. The Company’s assets consist of produced water handling facilities, water pipeline systems and related facilities, brackish water wells and water ponds. The water handling activities are generally supported by long-term, fixed-fee contracts and acreage dedications. The Company also provides gas transportation services in the Arkoma Basin.

2.
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Financial Statements should be read in conjunction with the Company’s annual audited financial statements and accompanying notes included in the 2025 Form 10-K, which present the financial statements for the period from January 1, 2025 through September 16, 2025, the date immediately preceding the WaterBridge Combination. All dollar amounts in the Financial Statements and tables in the notes are stated in thousands of dollars unless otherwise indicated. When necessary, certain reclassifications are made to prior period financial information to conform with current period presentation.

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

On occasion, the Company, through its wholly-owned subsidiaries, enters into joint operating agreements (“JOA”) pursuant to which third parties receive non-operating undivided interests in one or more produced water handling facilities and related assets subject to the JOA. The undivided interest owners (i) receive their proportionate share of revenue and (ii) pay for their proportionate share of all costs and expenses incurred in drilling, equipping, installing and operating the JOA assets. The JOAs are not separate legal entities; rather, each undivided interest received by the parties to the JOA is an undivided ownership interest in the applicable assets. The Company records its undivided interests related to these JOAs and records revenues and expenses related to these disposal activities on a net basis as part of revenues and costs and expenses. JOA revenues and costs and expenses are subject to audit by all non-operating parties, or such other entity that the non-operator authorizes to conduct the audit, generally limited to the preceding two years following the end of a calendar year.

Segment Information

The Company operated in a single operating and reportable segment. All of our assets are located in the United States. Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, defined characteristics of operating segments as being components of an enterprise in which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker (“CODM”) in making decisions, on how to allocate resources and assess performance. The Company is managed as a whole rather than through discrete operating segments. Our executive team is organized by function, rather than legal entity, with no business component

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

manager reporting directly to the CODM. Allocation of resources is made on a project basis across the Company without regard to geographic area, and considers, among other things, return on investment, current market conditions, including commodity prices and market supply, availability of services and human resources and contractual commitments. The Company’s Chief Executive Officer is the CODM who allocates resources and assesses performance based upon financial information at the consolidated level. The financial measure regularly provided to the CODM that is most consistent with U.S. GAAP is net income (loss), as presented on our condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets. Total expenditures for additions to long-lived assets is reported on our condensed consolidated statements of cash flows. The Company presents all of its significant segment expenses and other metrics which are regularly provided to the CODM and used by the CODM to make decisions regarding the Company’s business, including resource allocation and performance assessment in our condensed consolidated statements of operations. The CODM does not receive additional expenses other than those presented within our condensed consolidated statements of operations.

Significant Accounting Policies

The significant accounting policies applicable to the Company’s operations during the three months ended March 31, 2025 were consistent with the accounting policies discussed in Note 2 — Summary of Significant Accounting Policies of its consolidated financial statements contained in the 2025 Form 10-K.

3.
Additional Financial Statement Information

Statements of Operations information is as follows:

Three Months Ended March 31,
2025
Produced water handling revenues	$68,741
Skim oil revenues	6,223
Total produced water handling revenues	$74,964

For the three months ended March 31, 2025, the Company had $23.7 million in depreciation expense associated with property, plant and equipment.

Supplemental cash flow information: During the three months ended March 31, 2025, the Company paid $26.4 million in cash for interest and made no cash payments for income taxes. The Company incurred $10.7 million of capital expenditures that remained in accounts payable and accrued liabilities as of March 31, 2025. There were no other non-cash investing or financing activities during the period.

Litigation: On April 3, 2025, WaterBridge Texas Operating LLC (“WBTO”), a subsidiary of the Company, received an enforcement notice from the Railroad Commission of Texas (“RRC”) seeking reimbursement of approximately $6.9 million in expenses incurred by the RRC in connection with the plugging of an orphan well located in proximity to a produced water handling facility operated by WBTO. On January 7, 2026, WBTO received an enforcement action from the RRC related to such matter. WBTO filed its response on February 6, 2026 and requested a hearing on the merits. As of May 6, 2026, a hearing date had not been set. While we cannot predict the outcome of this matter, we believe the action is without merit and timing of resolution is uncertain. The Company has no amounts accrued related to this matter.

Performance Incentives: During the three months ended March 31, 2025, the Company made $0.6 million in incentive payments under a performance‑based contingent consideration arrangement entered into as part of a December 2022 asset acquisition. No other activity occurred under this arrangement during the period.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

4.
Related Party Transactions

	Financial Statements Location	Three Months Ended March 31, 2025
Revenues - Related Party
Customer Agreement	Produced water handling - related party	$104

Direct Operating Costs - Related Party
Supplier Agreements	Direct operating costs - related party	$1,315

Shared Services Agreement

The Company and its subsidiaries, including WaterBridge Management Company, LLC, are parties to a shared services agreement with WBR, Holdings, WaterBridge NDB LLC (“NDB”) and its subsidiaries, LandBridge Company LLC (“LandBridge”) and its subsidiaries, and Desert Environmental LLC (“Desert Environmental”) and its subsidiaries, each being an affiliate of the Company, pursuant to which the Company and its subsidiaries provide various general, administrative and operating services. The Company and its subsidiaries are entitled to reimbursement for all fees incurred that are necessary to perform services under the shared services agreement. For shared services, the basis of allocation is an approximation of time spent on activities to support the other party. For shared costs paid on our behalf, the costs are directly allocated to us based on our pro rata share of the expenses. The Company received approximately $12.9 million for the three months ended March 31, 2025 for shared services and direct cost reimbursements.

Legacy Financial Sponsor Services Agreement

Five Point Infrastructure LLC (“Five Point”), our legacy financial sponsor, invoices the Company, and the Company reimburses Five Point in cash, for expenses associated with the Company’s use of Five Point’s geographic information system (“GIS”) and legal services. The reimbursement includes allocated Five Point personnel costs and third-party software and hardware expenses and is determined based on the Company’s use of Five Point’s total services for such period. The GIS and legal services reimbursement totaled $0.1 million for the three months ended March 31, 2025.

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

Supplier Agreements

Waste Handling Agreement

A subsidiary of the Company is a party to a solids waste handling agreement with a subsidiary of Desert Environmental on terms substantially similar to those generally available for solids waste management services in the applicable region. Under such agreement, such subsidiary of the Company dedicated all of its oilfield solids and other solids waste materials generated by or arising out of its operations within an area of mutual interest to such subsidiary of Desert Environmental for processing, handling and disposal. The agreement includes a fee schedule and arrangements for specified solids waste management services.

Water Facilities Access Agreements

A subsidiary of the Company is a party to a surface use agreement with a subsidiary of LandBridge. Pursuant to such agreement, such subsidiary of the Company has certain non-exclusive rights to construct, operate and maintain produced water handling facilities on certain lands owned by a subsidiary of LandBridge in southern Reeves County, Texas. A subsidiary of the Company also acquired several surface use agreements, easements and rights-of-way on such lands that grant us the right to operate and maintain certain specified produced water handling facilities and pipelines. Such agreement includes a customary fee schedule for specified surface use activities, such as produced water transportation royalties in certain circumstances and the payment of surface damages for the construction of pipelines, access roads and overhead electric lines. Such agreements did not constitute related party transactions prior to a subsidiary of LandBridge’s acquisition of the land underlying such agreements in December 2024. For the three months ended March 31, 2025, the Company paid $0.2 million under such agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with, the audited consolidated financial statements and related notes in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2025 (the “2025 Form 10‑K”) and the accompanying unaudited condensed consolidated financial statements (“Financial Statements”) and notes thereto in Part I, Item 1. “Financial Statements” of this Quarterly Report. The historical financial information presented reflects only the historical financial results of NDB Operating, one of our predecessors for SEC reporting purposes, and its subsidiaries for periods prior to September 17, 2025, and to WaterBridge and its subsidiaries for periods after such date. Separate historical results of WaterBridge Equity Finance LLC, a former Delaware limited liability company (“WBEF”), our other SEC reporting predecessor, are presented following the historical financial results of the Company.

The following discussion contains “forward-looking statements” reflecting our current expectations, future plans, estimates, beliefs and assumptions concerning events and financial trends that may be outside our control and may affect our future results of operations, cash flows and financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, which include those factors discussed below and elsewhere in this Quarterly Report, particularly in the sections titled “Risk Factors” in the 2025 Form 10-K and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, actual results may differ materially from such forward-looking statements. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

Market Condition and Outlook

Over the last several years, the global economy and the oil and natural gas industry in particular has faced substantial volatility. This has been driven by geopolitical conflicts, domestic political uncertainties, the enactment of the OBBBA, potential U.S. and foreign tariffs, evolving international trade policies and conflicts, OPEC+ production decisions, persistent elevated inflation, higher interest rates and capital costs and continued industry consolidation. Additionally, commodity price volatility directly impacts E&P operators’ development plans, rig counts and overall activity levels. More recently, the ongoing conflict in Iran, including the disruption of the global oil supply through the Strait of Hormuz, has significantly driven up commodity prices, increased inflationary pressures and increased the volatility of oil and gas prices globally, which may influence E&P operators’ drilling and production decisions.

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

First Quarter Results

Significant financial and operating highlights for the first quarter of 2026 include:

•
Revenues of $201.0 million, an increase of 105% as compared to the first quarter of 2025;
•
Net income of $9.5 million, an increase of 456% as compared to the first quarter of 2025;
•
Net income margin of 5% as compared to 2% in the first quarter of 2025;
•
Adjusted EBITDA(1) of $102.9 million, an increase of 105% as compared to the first quarter of 2025;
•
Adjusted EBITDA Margin(1) of 51%, which remained consistent with the first quarter of 2025;
•
Gross Margin of $48.2 million, an increase of 38% as compared to the first quarter of 2025;
•
Adjusted Operating Margin(1) of $111.3 million, an increase of 101% as compared to the first quarter of 2025;
•
Total produced water handling volumes(2) of 2,460 MBbl per day, an increase of 105% as compared to the first quarter of 2025; and,
•
Total water solutions volumes of 271 MBbl per day, a decrease of 28% as compared to the first quarter of 2025.
(1)
Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Operating Margin are non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” for more information regarding these non-GAAP financial measures and reconciliations to the most comparable GAAP measures.
(2)
Total produced water handling volumes exclude skim oil volumes.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

WaterBridge Infrastructure LLC

	Three Months Ended March 31,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change
(in thousands)
Revenues:
Produced water handling	$181,937	$85,063	$96,874	114%
Water solutions	9,014	11,658	(2,644)	(23)%
Other revenues	10,026	1,189	8,837	743%
Total revenues	200,977	97,910	103,067	105%

Direct operating costs	83,838	41,949	41,889	100%
Depreciation, depletion, amortization and accretion	68,947	21,038	47,909	228%
Total cost of revenues	152,785	62,987	89,798	143%

General and administrative expense	16,811	6,592	10,219	155%
(Gain) loss on disposal of assets, net	(74)	11,609	(11,683)	(101)%
Other operating expense, net	999	1,007	(8)	(1)%
Operating income	30,456	15,715	14,741	94%

Interest expense, net	19,992	14,057	5,935	42%
Other income, net	(112)	(132)	20	(15)%
Income from operations before taxes	10,576	1,790	8,786	491%
Income tax expense	1,055	79	976	1,235%
Net income	$9,521	$1,711	$7,810	456%

Operating Metrics

The amount of revenue we generate depends primarily on the volumes of water that we handle for, sell to or transfer for our customers.

The table below provided operational and financial data by revenue stream for the periods indicated.

	Three Months Ended March 31,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change
Volumes: (MBbl/d)
Produced water handling (1)	2,460	1,198	1,262	105%
Water solutions
Recycled produced water	217	305	(88)	(29)%
Brackish water	54	71	(17)	(24)%
Total water solutions	271	376	(105)	(28)%
Total	2,731	1,574	1,157	74%

Operating metrics: ($/Bbl) (2)
Produced water handling	$0.82	$0.79	$0.03	4%
Water solutions	$0.37	$0.34	$0.03	9%
Total revenues (3)	$0.78	$0.68	$0.10	15%
Direct operating costs	$0.34	$0.30	$0.04	13%
Gross margin (4)	$0.20	$0.25	$(0.05)	(20)%
Adjusted Operating Margin (5)	$0.45	$0.39	$0.06	15%
(1)
Produced water handling volumes exclude skim oil volumes.
(2)
Operating metrics ($/Bbl) are calculated independently. Therefore, the sum of individual amounts may not equal the total presented due to rounding.
(3)
Total revenues ($/Bbl) exclude Other revenues.
(4)
Gross margin ($/Bbl) is calculated as Total revenues less Total cost of revenues.
(5)
Adjusted Operating Margin ($/Bbl) is a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” for more information regarding these non-GAAP financial measures and reconciliations to the most comparable GAAP measures.

The table below provides operational and financial data related to skim oil volumes recovered for the periods indicated.

	Three Months Ended March 31,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change
Skim oil volumes (Bbl/d)	2,600	1,337	1,263	94%
Skim oil realization (1)	0.11%	0.11%	0.00%	0%
Skim oil realized price ($/Bbl) (2)	$72.79	$63.92	$8.87	14%
(1)
Skim oil realization is calculated as skim oil revenue divided by produced water handling volumes.
(2)
Realized skim oil pricing is net of certain industry customary deductions.

Revenues

Produced Water Handling Revenues

The table below provides financial data by produced water handling revenue stream and related unit prices for the periods indicated.

	Three Months Ended March 31,		Amount of Increase	Percentage
Revenues (in thousands):	2026	2025	(Decrease)	Change
Produced water handling revenues	$164,905	$77,371	$87,534	113%
Skim oil revenues	17,032	7,692	9,340	121%
Total produced water handling revenues	$181,937	$85,063	$96,874	114%

Unit prices: ($/Bbl)
Produced water handling revenues	$0.74	$0.72	$0.02	3%
Skim oil revenues (1)	$0.08	$0.07	$0.01	14%
Total produced water handling revenues	$0.82	$0.79	$0.03	4%

(1)
Skim oil unit price is calculated as skim oil revenue divided by produced water handling volumes.

Produced water handling revenues increased $96.9 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily due to:

•
an increase of $14.8 million due to a 228 MBbl/d volume increase driven primarily by continued development of the East Stateline assets acquired in 2024 and increased organic commercial growth and associated completion activity in the Stateline area as well as an increase of $2.0 million related to higher realized unit prices for produced water volumes handled;
•
an increase of $2.6 million in skim oil revenues primarily due to a $1.5 million increase related to increased produced water handling volume with skim recoveries per barrel of water handled flat and an increase of $1.1 million in skim oil revenues due to higher commodity prices; and
•
an increase of $70.8 million due to a 1,034 MBbl/d volume increase and an increase of $6.7 million in skim oil revenues due to the WaterBridge Combination.

Water Solutions Revenues

Water solutions revenues decreased $2.6 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily due to:

•
a decrease of $2.1 million due to a 30 MBbl/d treated water volume decrease and a 59 MBbl/d untreated water volume decrease attributable to lower demand used in conjunction with upstream drilling and completion activity, partially offset by an increase of $1.6 million related to higher average price due to higher weighting of treated recycled water sales volumes to untreated recycled water volumes and a change in customer mix; and
•
a decrease of $1.1 million due to a 17 MBbl/d brackish water volume decrease related to lower customer demand and a decrease of $0.8 million related to lower average price for brackish water.

Other revenues. Other revenues increased $8.8 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily attributable to solid waste management and reclamation revenues of $8.9 million and natural gas transport revenue of $1.0 million attributable to the WaterBridge Combination, partially offset by the divestment of crude gathering and transportation assets in March 2025 resulting in lower revenue of $1.1 million.

Direct operating costs. Direct operating costs increased $41.9 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 of which $30.7 million is due to the WaterBridge Combination. The remaining increase of $11.2 million was primarily attributable to a $7.9 million increase, or $0.05 increase in operating costs per barrel, consisting of $3.2 million related to higher site utilities and power primarily due to temporary power generation utilized ahead of permanent infrastructure availability as well as rising energy prices, $2.6 million related to higher royalty expense, $1.7 million due to higher employee expenses and field overhead related to continued expansion of our produced water handling and water solutions infrastructure and $0.4 million due to other operating costs. Additionally, direct operating costs increased $3.3 million attributable to higher produced water handling and water solution volumes related to growth and expansion of these services.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion increased $47.9 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The overall increase is primarily due to an increase of $44.8 million in depreciation, amortization and depletion expense associated with property, plant and equipment and intangible assets acquired in the WaterBridge Combination and $3.0 million in depreciation expense related to continued high levels of capital investment activity in produced water handling infrastructure subsequent to March 31, 2025.

	Three Months Ended March 31,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change
General and administrative expense, excluding share-based compensation	$14,437	$6,295	$8,142	129%
Share-based compensation expense	2,374	297	2,077	699%
Total general and administrative expense	$16,811	$6,592	$10,219	155%

General and administrative expense. General and administrative expense, excluding share-based compensation expense, increased $8.1 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily attributable to higher direct employee payroll expenses of $12.5 million, IT and facility expenses of $1.8 million, professional services for tax, audit, compliance and legal of $1.3 million and other expenses of $1.6 million. These increases were partially offset by lower allocation of corporate shared services costs of $9.1 million. As a result of the WaterBridge Combination, the Company incurred significant direct costs, whereas prior to the WaterBridge Combination the Company received the majority of its general and administrative expenses through a corporate shared service allocation.

Share-based compensation expense. Share-based compensation expense increased $2.1 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase is primarily attributable to amortization of restricted shared units (“RSUs”) of $1.6 million and NDB Incentive Units of $0.5 million due to awards granted during 2025.

Distributions attributable to the NDB Incentive Units are based on returns received by investors of NDB LLC once certain return thresholds have been met. NDB Incentive Units are solely a payment obligation of NDB LLC, and neither the Company nor OpCo has any cash or other obligation to make payments in connection with the NDB Incentive Units.

	Three Months Ended March 31,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change
Interest on debt	$23,520	$12,882	$10,638	83%
Amortization of debt issuance costs	1,025	1,094	(69)	(6%)
Commitment fees	582	81	501	619%
Total interest cost	25,127	14,057	11,070	79%
Interest income	(240)	-	(240)	0%
Capitalized interest	(4,895)	-	(4,895)	0%
Total interest expense, net	$19,992	$14,057	$5,935	42%

Interest expense, net. Interest expense, net, increased $5.9 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase is primarily attributable to higher total indebtedness as a result of the debt acquired in the WaterBridge Combination and additional borrowings under the revolving credit facility to fund capital expansion projects partially offset by lower weighted average interest rate due to debt refinancing completed in October 2025. Additionally, a decrease of $4.9 million due to capitalized interest related to the development of Speedway Phase I produced water handling infrastructure projects.

The Three Months Ended March 31, 2025

WaterBridge Equity Finance LLC

Three Months Ended March 31,
2025
(in thousands)
Revenues:
Produced water handling	$74,964
Water solutions	3,498
Other revenues	1,734
Total revenues	80,196

Direct operating costs	31,400
Depreciation, amortization and accretion	27,382
Total cost of revenues	58,782

General and administrative expense	7,687
Other operating expense, net	435
Operating income	13,292

Interest expense, net	28,336
Other income, net	(770)
Loss from operations before taxes	(14,274)

Income tax benefit	(60)
Net loss	$(14,214)

Operating Metrics

The amount of revenue we generate depends primarily on the volumes of water that we handle for, sell to or transfer for our customers.

The table below provided operational and financial data by revenue stream for the periods indicated.

Three Months Ended March 31,
2025
Volumes: (MBbl/d)
Produced water handling (1)	1,071
Water solutions
Recycled produced water	96
Brackish water	16
Total water solutions	112
Total	1,183

Operating metrics: ($/Bbl) (2)
Produced water handling	$0.77
Water solutions	$0.34
Total revenues (3)	$0.74
Direct operating costs	$0.29
Gross margin (4)	$0.20
(1)
Produced water handling volumes exclude skim oil volumes.
(2)
Operating metrics ($/Bbl) are calculated independently. Therefore, the sum of individual amounts may not equal the total presented due to rounding.
(3)
Total revenues ($/Bbl) exclude Other revenues.
(4)
Gross margin ($/Bbl) is calculated as Total revenues less Total cost of revenues.

The table below provides operational and financial data related to skim oil volumes recovered for the periods indicated.

Three Months Ended March 31,
2025
Skim oil volumes (Bbl/d)	1,025
Skim oil realization (1)	0.10%
Skim oil realized price ($/Bbl) (2)	$67.47
(1)
Skim oil realization is calculated as skim oil revenue divided by produced water handling volumes.
(2)
Realized skim oil pricing is net of certain industry customary deductions.

Revenues

Produced Water Handling Revenues

The table below provides financial data by produced water handling revenue stream and related unit prices for the periods indicated.

Three Months Ended March 31,
Revenues (in thousands):	2025
Produced water handling revenues	$68,741
Skim oil revenues	6,223
Total produced water handling revenues	$74,964

Unit prices: ($/Bbl)
Produced water handling revenues	$0.71
Skim oil revenues (1)	$0.06
Total produced water handling revenues	$0.77

(1)
Skim oil unit price is calculated as skim oil revenue divided by produced water handling volumes.

Produced water handling revenues for the three months ended March 31, 2025 were attributable to:

•
$68.7 million of produced water handling revenues attributable to produced water handling volumes of 1,071 MBbl/d and a realized unit price per barrel of $0.71; and
•
$6.2 million of skim oil revenues attributable to skim oil volume of 1 MBbl/d and a realized unit price per barrel of $67.47.

Water Solutions Revenues

Water solutions revenues for the three months ended March 31, 2025 were attributable to:

•
$2.9 million of recycled water revenues attributable to treated and untreated recycled water of 96 MBbl/d and a realized unit price per barrel of $0.34; and
•
$0.5 million of brackish water revenues attributable to brackish water volume of 16 MBbl/d and a realized unit price per barrel of $0.38.

Other revenues. Other revenues for the three months ended March 31, 2025 were primarily attributable to $1.7 million in gas transportation revenues.

Direct operating costs. Direct operating costs for the three months ended March 31, 2025 were attributable to site utilities and power of $5.8 million, personnel-related expenses of $5.7 million, royalty expense of $4.5 million, chemicals and well intervention of $4.3 million, waste disposal and trucking expenses of $3.8 million, repairs and maintenance of $3.6 million and other expenses of $3.7 million.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense for the three months ended March 31, 2025 was attributable to $23.7 million of depreciation expense related to straight-line depreciation of property, plant and equipment, $3.4 million of amortization expense related to amortization of intangible assets and $0.3 million of accretion expense related to asset retirement obligations.

Three Months Ended March 31,
2025
General and administrative expense, excluding share-based compensation	$6,066
Share-based compensation	1,621
Total general and administrative expense	$7,687

General and administrative expense. General and administrative expense, excluding share-based compensation expense for the three months ended March 31, 2025 was primarily attributable to $10.2 million of direct employee-related expenses, $1.8 million of office facility and IT-related expenses, $0.7 million of professional services fees primarily related to audit and tax services and $0.7 million of other general and administrative expenses partially offset by corporate shared services allocation to other related operating entities of $7.3 million.

Share-based compensation expense. Share-based compensation expense for the three months ended March 31, 2025 was attributable to $1.6 million of the periodic fair value remeasurements related to the Incentive Units in WaterBridge Resources LLC and WaterBridge II LLC accounted for as liability awards.

Other operating expense, net. Other operating expense, net, for the three months ended March 31, 2025 was primarily attributable to $0.4 million of acquisition-related costs associated with the WaterBridge Combination.

Interest expense, net. Interest expense, net, for the three months ended March 31, 2025 was attributable to the following:

Three Months Ended March 31,
2025
Interest expense on credit facilities	$26,026
Amortization of debt issuance costs	2,288
Commitment fees	125
Interest on other	222
Total interest cost	28,661
Interest income	(325)
Total interest expense, net	$28,336

The weighted average interest rate during the three months ended March 31, 2025 was 9.08% and the weighted average debt balance was $1.1 billion as of March 31, 2025, attributable entirely to our term loan.

Non‑GAAP Financial Measures

We use certain non-GAAP performance measures to evaluate current and past performance and prospects for the future to supplement our financial information presented in accordance with GAAP. Although these non-GAAP financial measures are important factors in assessing our operating results and profitability, they should not be considered in isolation or as a substitute for net income or gross margin or any other measures presented under GAAP.

Management believes Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Operating Margin and Adjusted Operating Margin per Barrel, as defined below, are useful because they allow us to more effectively evaluate our operating performance and compare the results of our operations from period to period, and against our peers, without regard to our financing methods or capital structure.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin are used by our management and by external users of our financial statements, such as investors, research analysts and others, to assess the financial performance of our assets over the long term to generate sufficient cash to return capital to equity holders or service indebtedness. We define Adjusted EBITDA as net income (loss) before interest; taxes; depreciation, amortization, depletion and accretion; share‑based compensation; non-recurring transaction‑related expenses; litigation settlements and expenses incurred outside of the ordinary course of business; debt modification and extinguishment costs; gains or losses on disposal of assets; and other non‑cash or non‑recurring expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues.

We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA and Adjusted EBITDA Margin because these amounts can vary substantially from company to company within our industry depending upon accounting methods, book values of assets, capital structures and the method by which the assets were acquired.

The following table sets forth a reconciliation of net income and net income margin as determined in accordance with GAAP to Adjusted EBITDA and Adjusted EBITDA Margin, respectively.

	Three Months Ended March 31,
	2026	2025
Net income	$9,521	$1,711
Adjustments:
Depreciation, depletion, amortization and accretion	68,947	21,038
Interest expense, net	19,992	14,057
Income tax expense	1,055	79
EBITDA	$99,515	$36,885
Adjustments:
Share-based compensation - RSUs	1,759	-
Share-based compensation - NDB Incentive Units	825	324
Temporary power costs	352	434
Transaction-related expenses(1)	223	331
(Gain) loss on disposal of assets, net	(74)	11,609
Other(2)	344	530
Adjusted EBITDA	$102,944	$50,113

Total revenues	$200,977	$97,910
Net income margin	5%	2%
Adjusted EBITDA Margin	51%	51%
(1)
Transaction related-expenses consist of non-capitalizable transaction costs associated with the WaterBridge Combination and non-capitalizable initial public offering related charges.
(2)
Other consists of abandoned well costs, abandoned project costs, mark-to-market derivatives and other non-cash or non-recurring items.

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

The following table sets forth a reconciliation of gross margin and gross margin per barrel as determined in accordance with GAAP to Adjusted Operating Margin and Adjusted Operating Margin per Barrel for the periods indicated.

	Three Months Ended March 31,
	2026	2025
(Dollars in thousands, except per barrel data)
Total revenues	$200,977	$97,910
Cost of revenues	(152,785)	(62,987)
Gross margin	48,192	34,923
Less: Other revenues	(10,026)	(1,189)
Less: Cost of other revenues(1)	4,236	755
Depreciation, depletion, amortization and accretion	68,947	21,038
Adjusted Operating Margin	$111,349	$55,527
Total volumes(2) (MBbls)	245,749	141,695
Gross margin ($/Bbl)	$0.20	$0.25
Adjusted Operating Margin ($/Bbl)	$0.45	$0.39
(1)
Cost of other revenues includes direct operating costs associated with our energy waste management, gas transportation and divested crude transportation services.
(2)
Total volumes exclude skim oil volumes.

Liquidity and Capital Resources

Overview

Historically, our predecessors’ primary sources of liquidity have been capital contributions from their respective members, cash flows from operating activities and borrowings under their credit facilities. Following the completion of our initial public offering, our primary sources of liquidity are cash flows from operating activities and, if required, proceeds from borrowings under the 2025 Revolving Credit Facility. Our primary liquidity and capital requirements will be capital expenditures to support continued growth initiatives and the execution of major development projects, operating expenses, servicing of our debt, the payment of dividends to our shareholders, if any, and general company needs. We believe that we are able to fully fund our ongoing capital expenditures, working capital requirements and other capital needs through cash on hand and cash flows from our operating activities for at least twelve months from the date of this Quarterly Report and over the longer term. However, we may elect to use borrowings under the 2025 Revolving Credit Facility to finance our operating and investing activities in the future and may also need to raise additional capital in the future to support our operations. Refer to Note 6 — Debt within the notes to our Unaudited Condensed Consolidated Financial Statements for more information.

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

As of March 31, 2026, the Company had $825.0 million of principal debt related to our 6.25% fixed-rate senior unsecured notes due October 2030 (the “2030 Notes”), $600.0 million of principal debt related to our 6.50% fixed-rate senior unsecured notes due October 2033 (the “2033 Notes”, and together with the 2030 Notes, the “Notes”) and $50.0 million of outstanding borrowings under the 2025 Revolving Credit Facility. As of March 31, 2026, the Company had $500.7 million of liquidity comprised of the $450.0 million of available borrowing capacity under the 2025 Revolving Credit Facility, and $50.7 million of cash and cash equivalents.

Dividends and Distributions

(in thousands, except for per share amounts) Cash Dividends	Date of Record	Dividends Paid to Class A Shareholders	Distributions Paid to OpCo Unitholders(1)	Rate Per Share
2026:
First Quarter	March 5, 2026	$2,163	$4,010	$0.05
Total		$2,163	$4,010
(1)
Excludes the Company.

On May 5, 2026, our board of directors declared a dividend on our Class A shares of $0.05 per share, payable on June 18, 2026 to shareholders of record as of June 4, 2026, and a corresponding required cash distribution to OpCo unitholders.

Contractual Obligations and Other Commitments

We are a party to contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the balance sheet as of March 31, 2026, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services entered into in the normal course of business and minimum royalty payments.

Cash Flows

The following table summarizes WaterBridge’s cash flow for the periods indicated:

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

	For the Three Months Ended March 31,		Amount of Increase	Percentage
(in thousands)	2026	2025	(Decrease)	Change
Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$95,103	$43,212	$51,891	120%
Net cash used in investing activities	(109,697)	(26,066)	(83,631)	(321)%
Net cash provided by (used in) financing activities	13,719	(2,827)	16,546	585%
Net (decrease) increase in cash and cash equivalents	$(875)	$14,319	$(15,194)	(106)%

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $51.9 million. The increase was attributable to higher net income, net of adjustment items, of $47.5 million, primarily related to increased volumes and revenues driven by organic commercial growth, including the completion of the Kraken project in 2025, and the WaterBridge Combination during the three months ended March 31, 2026. Additionally, changes in working capital of $4.4 million, primarily due to higher interest expense accruals related to the October 2025 senior notes as compared to the NDB Term Loan outstanding as of March 31, 2025, partially offset by timing of collections and payments.

Net Cash Used in Investing Activities. Net cash used in investing activities increased $83.6 million. The increase was primarily driven by a $65.4 million increase in capital expenditures, inclusive of changes in associated working capital items, related to the construction of the Speedway project. Additionally, proceeds from asset sales decreased $18.2 million primarily related to the sale of the crude gathering and transportation assets during the three months ended March 31, 2025.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities increased $16.5 million. Net cash provided by financing activities for the three months ended March 31, 2026 consisted of debt borrowings, net of repayments, of $20.8 million for capital expenditures related to the Speedway project, partially offset by $6.2 million of dividends, dividend equivalents and distributions paid to shareholders, $0.5 million in offering costs paid, and $0.3 million of repayments on finance leases.

Net cash used in financing activities for the three months ended March 31, 2025 consisted of $2.2 million of debt repayments and $0.5 million of finance lease repayments and debt issuance costs.

Cash Flows

The following table summarizes cash flow for the period indicated for WBEF:

For the Three Months Ended March 31, 2025

Three Months Ended March 31,
2025
(in thousands)
Consolidated Statement of Cash Flow Data:
Net cash used in operating activities	$(8,292)
Net cash used in investing activities	(14,547)
Net cash used in financing activities	(11,709)
Net decrease in cash and cash equivalents	$(34,548)

Net Cash Used in Operating Activities. Net cash used in operating activities consisted of a net loss of $14.2 million, adjusted for non-cash items including depreciation, amortization and accretion of $27.4 million, amortization of debt issuance costs of $2.3 million and share-based compensation of $1.6 million, partially offset by overall changes in working capital, including a $13.4 million change in accounts receivable driven by the timing of customer payments on outstanding invoices, a $9.1 million change in accrued expenses primarily related to term loan interest and a $2.8 million change in other prepaid and noncurrent assets.

Net Cash Used in Investing Activities. Net cash used in investing activities consisted primarily of capital expenditures of $14.7 million related to expansion of our infrastructure network.

Net Cash Used in Financing Activities. Net cash used in financing activities consisted of $6.6 million in debt repayments for the term loan, insurance financing and equipment financing notes, $4.4 million of distributions paid to Series A preferred unit holders and $0.6 million related to contingent consideration payments.

Critical Accounting Estimates

The preparation of the Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our 2025 Form 10-K.

Recently Issued Accounting Pronouncements

For a summary of recently issued accounting pronouncements, refer to Note 2 — Summary of Significant Accounting Policies within the notes to our Unaudited Condensed Consolidated Financial Statements.

Off Balance Sheet Arrangements

We currently have no material off‑balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks

Our ability to borrow and the rates offered by lenders can be adversely affected by deterioration in the credit markets and/or deterioration of our credit profile rating. We may elect for outstanding borrowings under the 2025 Revolving Credit Facility to accrue interest at a rate based on either the Term SOFR, or the base rate, plus an applicable margin, which exposes us to interest rate risk to the extent we have borrowings outstanding under our 2025 Revolving Credit Facility.

As of March 31, 2026, we had $50.0 million of outstanding borrowings under the 2025 Revolving Credit Facility. We are obligated to pay interest at variable rates and other customary fees on borrowings under this facility. For the three months ended March 31, 2026, the 2025 Revolving Credit Facility had a weighted average interest rate of 6.19%.

As of March 31, 2026, we also had aggregate principal amounts outstanding of $1.4 billion under the Notes. Since our Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our condensed consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

Refer to Note 6 — Debt within the notes to our Unaudited Condensed Consolidated Financial Statements for more information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a‑15(d) or 15d‑15(d) of the Exchange Act during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 7, 2026, WaterBridge Texas Operating LLC (“WBTO”), a subsidiary of the Company, received an enforcement action from the RRC seeking reimbursement of approximately $6.9 million in expenses incurred by the RRC in connection with the plugging of an orphan well located in proximity to a produced water handling facility operated by WBTO. WBTO filed its response on February 6, 2026 and requested a hearing on the merits. As of May 6, 2026, a hearing date had not been set. While we cannot predict the outcome of this matter, we believe the action is without merit. Timing of resolution is uncertain.

On January 13, 2026, Arkoma Water Resources, LLC, a subsidiary of the Company filed a lawsuit against WSGP Gas Producing, LLC, a subsidiary of Trinity Operating, LLC, in the Texas Business Court, 11th Division, to enforce a contractual obligation for the use of gas transportation services in the Arkoma Basin. As of May 6, 2026, a trial date has been set for December 14, 2026.

In the opinion of our management, there are no other pending litigation, disputes or claims against us which, if decided adversely, would be expected to have a material adverse effect on our financial condition, cash flows or results of operations. Refer to Note 11 — Commitments and Contingencies within the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Item 1A. Risk Factors

This Quarterly Report should be read in conjunction with the risk factors disclosed under the heading “Risk Factors” in the 2025 Form 10-K. Except as set forth below, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the 2025 Form 10-K.

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

In addition, hostilities related to the Russia-Ukraine war, the heightened hostilities in the Middle East, including Iran, and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. We are monitoring the aforementioned military conflicts as well as the related export controls and financial and economic sanctions imposed on certain industry sectors and parties involved in such conflicts. We are also monitoring the impact on the Strait of Hormuz as a result of the geopolitical conflicts in the Middle East. If, at the time of filing this Quarterly Report, the Strait of Hormuz remains closed, we would experience potential shipment delays, cost increases and other supply chain impacts which could adversely affect our business. These and other factors, such as declining business and consumer confidence, may contribute to an economic slowdown and a recession. Concerns about global economic health also have a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for oil and natural gas products could diminish, which could impact operations in our areas of operations, affect the ability of our customers to continue operations and ultimately adversely impact our results of operations, cash flows and financial position.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities.

Neither we nor any affiliated purchaser repurchased any of our equity securities during the period covered by this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)
Trading arrangements and policies.

During the three months ended March 31, 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a “Rule 10b5‑1 trading arrangement” or “non‑Rule 10b5‑1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S‑K.

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

Date: May 6, 2026	WaterBridge Infrastructure LLC

	By:	/s/ Scott McNeely
	Name: Title:	Scott McNeely Chief Financial Officer (Principal Financial Officer)