Form 10-Q
period 2026-06-30
WaterBridge Infrastructure LLC
filed 2026-08-06
CIK 2064947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Registrant’s telephone number, including area code: (713) 230-8864

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A shares representing limited liability company interests	WBI	New York Stock Exchange
NYSE Texas, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 5, 2026, the registrant had 55,453,118 Class A shares and 68,003,091 Class B shares, representing limited liability company interests (“Class B shares”) outstanding.

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

LandBridge. LandBridge Company LLC, a Delaware limited liability company (NYSE: LB; NYSE TX: LB), and its subsidiaries.

MBbls. One thousand barrels.

MBbl/d. One thousand barrels per day.

MVC. Minimum volume commitment.

NDB Incentive Units. Management incentive units consisting of time-based awards of profits interests in NDB LLC.

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

Cautionary NOTE Regarding Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report, regarding our strategy, future operations, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “assume,” “could,” “would,” “should,” “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may,” “objective,” “plan,” “budget” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events, using currently available information as to the outcome and timing of future events at the time such statements were made. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Consequently, actual future results could differ materially and adversely from our expectations due to a number of factors, including, but not limited to:

•
our customers’ demand for and use of our services;
•
the domestic and foreign supply of, and demand for, energy sources, including the impact of political instability or armed conflict in oil and natural gas producing regions, including increased hostilities in the Middle East, including Iran, and other sustained military campaigns, the Russia-Ukraine war, as well as the conditions in South America, Central America, China and Russia and acts of terrorism or sabotage, actions relating to oil price and production controls by the members of the Organization of Petroleum Exporting Countries (“OPEC”), Russia and other allied producing countries, with respect to oil production levels and announcements of potential changes to such levels;
•
our reliance on a limited number of customers and on a particular region for a substantial majority of our revenues, including the potential consolidation of such customers within such region and the degree to which such consolidation may affect spending on U.S. drilling and completions in the near term;
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
•
our ability to continue the payment of dividends;
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
•
the effects of changes in general economic, business or industry conditions and market volatility, including as a result of slowing growth, a potential economic recession, an elevated inflation rate, high interest rates, changes in U.S. and international trade policies and relations, and central bank policy, as well as associated liquidity risks;
•
uncertainty surrounding potential foreign, federal, state or local legal, regulatory and policy changes, including with respect to energy production, taxes, imposed or proposed tariffs and foreign trade policies, safety and surface uses, as well as the potential for general market volatility and regulatory uncertainty;
•
our level of indebtedness and our ability to service our indebtedness;
•
our ability to integrate future acquisitions and manage related growth;

•
our ability to recruit and retain, or secure the services of, key management and other personnel and the allocation of resources between LandBridge and WaterBridge;
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
•
evolving cybersecurity risks, such as those involving unauthorized access, third-party provider defects and service failures, denial-of-service attacks, malicious software, data privacy breaches by employees or other service providers, insiders or others with authorized access, cyber or phishing attacks, ransomware, social engineering, physical breaches or other actions; and
•
other factors discussed elsewhere in this Quarterly Report, including in the section titled “Risk Factors.”

The forward-looking statements included in this Quarterly Report speak only as of the date of this report, represent management’s current reasonable expectations as of such date and are subject to the risks and uncertainties identified above as well as those described elsewhere in this Quarterly Report and in other reports and materials we file with the SEC. We cannot guarantee the accuracy of our forward-looking statements, and readers are urged to carefully review and consider the various disclosures made in this Quarterly Report and in other reports and materials we file with the SEC, in particular, the items under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 7, 2026.

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

Item 1. Financial Statements (Unaudited)

WaterBridge Infrastructure LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$47,624	$51,543
Accounts receivable, net	171,972	161,645
Related party accounts receivable	39,744	30,469
Other receivables	1,110	2,634
Prepaid expenses and other current assets	8,006	14,834
Total current assets	268,456	261,125

Non-current assets:
Property, plant and equipment, net	2,477,362	2,285,536
Intangible assets, net	923,228	935,708
Goodwill	51,993	53,127
Deferred tax assets	185,758	131,805
Other assets	31,416	32,719
Total non-current assets	3,669,757	3,438,895
Total assets	$3,938,213	$3,700,020

Liabilities and equity
Current liabilities:
Accounts payable	$51,229	$38,732
Related party accounts payable	5,614	5,851
Accrued liabilities	100,688	129,610
Related party accrued liabilities	5,878	516
Current portion of long-term debt	6,606	12,546
Other current liabilities	4,294	1,685
Total current liabilities	174,309	188,940

Non-current liabilities:
Long-term debt, net of debt issuance costs	1,609,931	1,431,837
Tax receivable agreement liability	294,552	201,375
Other long-term liabilities	31,132	30,259
Total non-current liabilities	1,935,615	1,663,471
Total liabilities	2,109,924	1,852,411

Commitments and contingencies

Class A shares, unlimited shares authorized and 55,453,118 shares issued and outstanding as of June 30, 2026. Unlimited shares authorized and 43,264,850 shares issued and outstanding as of December 31, 2025.	760,474	606,843
Class B shares, unlimited shares authorized and 68,003,091 shares issued and outstanding as of June 30, 2026. Unlimited shares authorized and 80,190,150 shares issued and outstanding as of December 31, 2025.	-	-
Accumulated deficit	(551)	(4,537)
Total shareholders’ equity attributable to WaterBridge Infrastructure LLC	759,923	602,306
Noncontrolling interest	1,068,366	1,245,303
Total shareholders’ equity	1,828,289	1,847,609
Total liabilities and equity	$3,938,213	$3,700,020

See accompanying notes to the condensed consolidated financial statements

WaterBridge Infrastructure LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Produced water handling	$169,704	$59,725	$322,901	$117,929
Produced water handling - related party	27,927	29,433	56,667	56,292
Water solutions	8,425	4,682	16,915	14,672
Water solutions - related party	893	1,633	1,417	3,301
Other revenues	9,703	1	18,378	1,190
Other revenues - related party	1,120	38	2,471	38
Total revenues	217,772	95,512	418,749	193,422

Direct operating costs	73,004	38,095	143,044	69,616
Direct operating costs - related party	14,545	10,776	28,343	21,204
Depreciation, depletion, amortization, and accretion	72,100	21,148	141,047	42,186
Total cost of revenues	159,649	70,019	312,434	133,006

General and administrative expense	17,682	7,583	34,493	14,175
Loss (gain) on disposal of assets, net	8	82	(66)	11,691
Other operating expense, net	165	658	1,164	1,665
Operating income	40,268	17,170	70,724	32,885

Interest expense, net	22,708	10,168	42,700	24,225
Other expense (income), net	794	(133)	682	(265)
Income before income taxes	16,766	7,135	27,342	8,925
Income tax expense	2,211	10	3,266	89
Net income	$14,555	$7,125	$24,076	$8,836
Net income attributable to noncontrolling interest	9,446		15,452
Net income attributable to WaterBridge Infrastructure LLC	$5,109		$8,624

Basic and dilutive net income per share of Class A shares	$0.10		$0.18

Basic and dilutive weighted average shares outstanding of Class A shares	48,757,787		46,337,319

See accompanying notes to the condensed consolidated financial statements

WaterBridge Infrastructure LLC and Subsidiaries

Condensed Consolidated Statements of Shareholders’ and Member’s Equity

(in thousands, except share amounts)

(unaudited)

	Class A		Class B		Retained Earnings	Non-controlling Interest	Total Shareholders’ and Member’s Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2025	43,264,850	$606,843	80,190,150	$-	$(4,537)	$1,245,303	$1,847,609
Net income	-	-	-	-	3,515	6,006	9,521
Deemed non-cash contributions	-	-	-	-	-	825	825
RSU share-based compensation expense	-	635	-	-	-	1,124	1,759
Class A shares issued on vesting of RSUs, net of shares withheld for tax	1,209	(11)	-	-	-	-	(11)
Redemption of Class B shares to Class A shares	3,750,000	-	(3,750,000)	-	-	-	-
Dividends and distributions	-	-	-	-	(2,163)	(4,010)	(6,173)
RSU dividend equivalent	-	-	-	-	(17)	(27)	(44)
Changes in ownership interest adjustment	-	57,957	-	-	-	(57,957)	-
Tax impact of ownership interest adjustment	-	(5,597)	-	-	-	-	(5,597)
Offering costs	-	26	-	-	-	-	26
Balance at March 31, 2026	47,016,059	$659,853	76,440,150	$-	$(3,202)	$1,191,264	$1,847,915
Net income	-	-	-	-	5,109	9,446	14,555
Deemed non-cash contributions	-	-	-	-	-	835	835
RSU share-based compensation expense	-	713	-	-	-	1,035	1,748
Redemption of Class B shares to Class A shares	8,437,059	-	(8,437,059)	-	-	-	-
Dividends and distributions	-	-	-	-	(2,439)	(3,733)	(6,172)
RSU dividend equivalent	-	-	-	-	(19)	(24)	(43)
Changes in ownership interest adjustment	-	130,457	-	-	-	(130,457)	-
Tax impact of ownership interest adjustment	-	(30,173)	-	-	-	-	(30,173)
Offering costs	-	(376)	-	-	-	-	(376)
Balance at June 30, 2026	55,453,118	$760,474	68,003,091	$-	$(551)	$1,068,366	$1,828,289

Total Member’s Equity
Balance at December 31, 2024	$663,049
Deemed non-cash contributions prior to reorganization	324
Net income prior to reorganization	1,711
Balance at March 31, 2025	$665,084
Contribution from member	$20,000
Deemed non-cash contributions prior to reorganization	1,058
Net income prior to reorganization	7,125
Balance at June 30, 2025	$693,267

See accompanying notes to the condensed consolidated financial statements

WaterBridge Infrastructure LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$24,076	$8,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	141,047	42,186
Amortization of debt issuance costs	2,070	2,138
Share-based compensation	5,167	1,382
Contractual customer relationships amortization	916	916
(Gain) loss on disposal of assets, net	(66)	11,691
Tax receivable agreement remeasurement	3,236	-
Deferred income tax expense	2,700	-
Other	827	98
Changes in operating assets and liabilities:
Accounts receivable	(4,511)	(19,153)
Related party accounts receivable	(9,275)	7,669
Prepaid expenses and other assets	6,840	2,213
Accounts payable	5,134	3,527
Taxes payable	609	89
Related party accounts payable	(237)	(6,516)
Contract liabilities	(295)	(174)
Accrued and other liabilities	(18,240)	4,277
Net cash provided by operating activities	159,998	59,179

Cash flows from investing activities
Acquisitions, net of cash acquired	(82,760)	(71)
Capital expenditures	(234,226)	(129,983)
Proceeds from disposal of assets	1,298	19,767
Net cash used in investing activities	(315,688)	(110,287)

Cash flows from financing activities
Proceeds from debt	175,000	35,000
Dividends, dividend equivalents and distributions paid	(12,432)	-
Repayments of debt	(8,733)	(3,640)
Offering costs	(1,166)	(756)
Repayments of finance leases	(626)	(636)
Deferred offering costs	(244)	-
Debt issuance costs	(17)	(242)
Taxes paid related to net share settlement of RSUs	(11)	-
Contribution from member	-	20,000
Net cash provided by financing activities	$151,771	$49,726
Net decrease in cash and cash equivalents	(3,919)	(1,382)
Cash and cash equivalents - beginning of period	51,543	13,284
Cash and cash equivalents - end of period	$47,624	$11,902

See accompanying notes to the condensed consolidated financial statements

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
Organization and Nature of Operations

WaterBridge Infrastructure LLC (the “Company,” “WaterBridge,” “we,” “our” and “us”) is headquartered in Houston, Texas and was formed on April 11, 2025, as a Delaware limited liability company to serve as the issuer in our initial public offering (the “IPO” and, collectively with our related corporate reorganization and transactions in connection therewith, the “WaterBridge Combination”). We are governed by our First Amended and Restated Limited Liability Company Agreement, dated as of September 18, 2025 (the “LLC Agreement”), which was entered into in connection with the IPO.

We are a holding company whose principal asset consists of membership interests (“OpCo Units”) in WBI Operating LLC (“OpCo”). Under the OpCo LLC Agreement, we have been designated as the managing member of OpCo and its subsidiaries, and, as the managing member, we operate and control all of the business and affairs of OpCo and its subsidiaries, and through OpCo and its subsidiaries, conduct our business. The Company did not have any business transactions or activities from its inception until the acquisition of the OpCo Units, other than related to its formation and its initial capitalization. The Company has no other operations, cash flows or material assets or liabilities other than our investment in OpCo, obligations related to our tax receivable agreement (the “TRA”) and certain deferred tax assets and liabilities. Refer to Note 6 — Income Taxes and Tax Receivable Agreement for additional information.

We generate revenue primarily by charging produced water handling fees for transporting produced water for disposal to our produced water handling facilities and, to a lesser extent, by providing raw or recycled produced water to customers for reuse in drilling and completion operations and oilfield waste reclamation and disposal operations. By focusing on produced water handling, our revenues are tied primarily to the long-life production of oil and natural gas wells rather than drilling activity, which can be more cyclical in nature. Our assets primarily consist of produced water handling and recycling facilities, water pipeline systems, brackish water wells and ponds, and related facilities within the Delaware Basin in West Texas and New Mexico, the Eagle Ford Basin in South Texas and the Arkoma Basin in Oklahoma. We also operate two environmental waste management facilities for the disposal of non-hazardous waste resulting from oil and gas exploration and production activity in the Delaware Basin and provide gas transportation services in the Arkoma Basin.

One of our predecessors for U.S. Securities and Exchange Commission (the “SEC”) reporting purposes is WaterBridge NDB Operating LLC (“NDB Operating”), an indirect, wholly-owned subsidiary of NDB Midstream LLC (“NDB Midstream”). NDB Midstream was the accounting acquirer in the WaterBridge Combination on September 17, 2025, as set forth in Note 1 — Organization and Nature of Operations, included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). Accordingly, the historical financial information of WaterBridge reflects the operations of NDB Operating and its subsidiaries for periods prior to the completion of the WaterBridge Combination on September 17, 2025.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Financial Statements should be read in conjunction with the Company’s annual audited financial statements and accompanying notes included in the 2025 Form 10-K. When necessary, certain reclassifications are made to prior period financial information to conform with current period presentation. All dollar amounts in the Financial Statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

In these Financial Statements, periods prior to the closing of the WaterBridge Combination on September 17, 2025, reflect the financial statements of NDB Operating and its subsidiaries. Periods subsequent to the closing of the WaterBridge Combination on September 17, 2025, reflect the financial statements of the consolidated Company, including WaterBridge, OpCo and its subsidiaries.

Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026.

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

Segment Information

The Company operates in a single operating and reportable segment. All of our assets are located in the United States. Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, defines characteristics of operating segments as being components of an enterprise in which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions on how to allocate resources and assess performance. The Company is managed as a whole rather than through discrete operating segments. Our executive team is organized by function, rather than legal entity, with no business component manager reporting directly to the CODM. Allocation of resources is made on a project basis across the Company without regard to geographic area, and considers among other things, return on investment, current market conditions, including commodity prices and market supply, availability of services and human resources, and contractual commitments. The Company’s CODM is the Chief Executive Officer who allocates resources and assesses performance based upon financial information at the consolidated level. The financial measure regularly provided to the CODM that is most consistent with U.S. GAAP is net income (loss), as presented on the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. Total expenditures for additions to long-lived assets is reported on the condensed consolidated statements of cash flows. The Company presents all of its significant segment expenses and other metrics which are regularly provided to the CODM and used by the CODM to make decisions regarding the Company’s business, including resource allocation and performance assessment in the condensed consolidated statements of operations. The CODM does not receive additional expenses other than those presented within the condensed consolidated statements of operations.

Significant Accounting Policies

As of June 30, 2026, our significant accounting policies are consistent with those discussed in Note 2 — Summary of Significant Accounting Policies included in Part II, Item 8 of our 2025 Form 10-K. There were no significant updates or revisions to our accounting policies during the three and six months ended June 30, 2026.

Recent Accounting Pronouncements Not Yet Adopted

In January 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03 and does not change its underlying disclosure requirements. ASU 2024-03 requires tabular disclosure of specified natural expenses within certain income-statement expense captions, a qualitative description of amounts not separately disaggregated, and disclosure of our definition and total amount of selling expenses. We plan to adopt this guidance and comply with the disclosure requirements when it becomes mandatorily effective for annual periods beginning after December 15, 2026. The adoption of ASU 2024-03 is not expected to have any effect on the Company’s financial position, results of operations or cash flows as it modifies disclosure requirements only.

In December 2025, FASB issued ASU 2025-12, Codification Improvements, which includes updates for a broad range of Accounting Topics arising from technical corrections, unintended application of the Codification, clarifications and other minor improvements. We plan to adopt this guidance and comply with the disclosure requirements when it becomes mandatorily effective for annual periods

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

beginning after December 15, 2026. We are currently assessing the impact of this standard on our Financial Statements and related disclosures.

3.
Additional Financial Statement Information

Other Balance Sheet information is as follows:

	June 30, 2026	December 31, 2025
Prepaids and other current assets
Prepaid insurance	$3,085	$10,271
Prepaid expenses	2,558	1,884
Debt issuance costs	1,137	1,137
Other	1,226	1,542
Total prepaids and other current assets	$8,006	$14,834

Other assets
Contractual customer relationships	$17,113	$18,029
Operating lease right-of-use assets	6,142	6,537
Debt issuance costs	3,685	4,253
Non-current prepaid expenses	2,887	2,703
Other	1,589	1,197
Total other assets	$31,416	$32,719

Accounts payable
Trade payable	$37,996	$26,304
Working interest and royalty payable	10,580	10,565
Other	2,653	1,863
Total accounts payable	$51,229	$38,732

Accrued liabilities
Accrued operating and capital expenses	$58,961	$77,066
Accrued interest	20,276	21,977
Accrued payroll	11,765	19,391
Accrued property taxes	4,334	6,000
Other	5,352	5,176
Total accrued liabilities	$100,688	$129,610

Other long-term liabilities
Asset retirement obligation liability	$18,658	$16,464
Operating lease liability	5,360	5,774
Contract liabilities	5,092	5,387
Finance lease liability	1,301	1,627
Other	721	1,007
Total other long-term liabilities	$31,132	$30,259

As of June 30, 2026 and December 31, 2025, we had allowance for doubtful accounts of $3.0 million and $4.6 million, respectively.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Other Statements of Operations information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Produced water handling revenues	$177,590	$80,491	$342,495	$157,862
Skim oil revenues	20,041	8,667	37,073	16,359
Total produced water handling revenues	$197,631	$89,158	$379,568	$174,221

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information:
Cash paid for interest	$50,179	$21,268
Cash (refunded) paid for income taxes, net	$(43)	$260

Non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued liabilities	$66,242	$73,167
Asset financing	$4,419	$-
Right-of-use assets obtained in exchange for finance lease liabilities	$499	$253
Asset retirement obligation additions	$1,575	$650

4.
Acquisitions

Ranger Water Midstream

On June 22, 2026, the Company acquired 100% of the equity interests of Ranger Water Midstream LLC (“Ranger”). The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date.

As part of the acquisition, the Company acquired produced water gathering and disposal assets, a produced water recycling facility, and brackish water supply assets, located in Lea County, New Mexico. The produced water assets consist of two wells and associated facilities, together with approximately 28 miles of pipeline. The brackish water supply assets consist of nine brackish water wells and approximately 49 miles of pipeline.

The following table summarizes the preliminary fair values assigned to assets acquired and liabilities assumed as of the acquisition date:

Fair Value of Consideration Transferred:
Total consideration	$82,852

Assets Acquired and (Liabilities) Assumed:
Cash and cash equivalents	92
Accounts receivable	4,662
Prepaid and other assets	287
Property and equipment	45,442
Intangible assets(1)	34,537
Accounts payable	(679)
Accrued expenses and other liabilities	(1,489)
Net tangible assets acquired and (liabilities) assumed	$82,852
(1)
Acquired intangible assets solely consists of customer contracts that will be amortized straight-line over 15 years.

The purchase accounting is preliminary with respect to certain assets acquired and liabilities assumed. The provisional amounts recognized for identifiable assets acquired and liabilities assumed may be adjusted during the measurement period as the Company

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

continues to gather and evaluate information about the facts and circumstances that existed as of the acquisition date. The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

Revenues and operating income before income taxes attributable to the Ranger acquisition for the period from June 22, 2026 through June 30, 2026 were approximately $0.7 million and $0.2 million, respectively.

Pro Forma Results

The unaudited pro forma financial information presented below was derived from historical financial records of the Company and Ranger and presents the combined operating results for the periods presented as if the acquisition had occurred on January 1, 2025. The unaudited pro forma operating results include adjustments to reflect (1) incremental depreciation and amortization expense, (2) increased interest expense related to the additional borrowings incurred to fund the Ranger acquisition, and (3) elimination of historical Ranger operating and administrative expenses that would not have continued under the Company’s operations.

Accordingly, the following unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Ranger acquisition had occurred at the beginning of fiscal year 2025, nor are they indicative of the Company’s future results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$223,559	$99,060	$429,077	$201,789
Net income	$15,047	$4,787	$23,208	$5,781

WaterBridge Combination

Subsequent to the WaterBridge Combination, management identified a $1.1 million adjustment to working capital for collectability of accounts receivable resulting in an associated adjustment to goodwill during the six months ended June 30, 2026.

5.
Property, Plant and Equipment

As of June 30, 2026 and December 31, 2025, property, plant and equipment, net of accumulated depreciation, depletion, and amortization consisted of the following:

	June 30, 2026	December 31, 2025
Wells, pipelines, facilities, ponds and related equipment	$2,267,231	$2,142,478
Brackish water wells, facilities, ponds and related equipment	39,939	39,002
Gas pipelines, related equipment and other	35,175	35,175
Buildings, vehicles, equipment, furniture and other	127,605	118,347
Waste facilities and related equipment	32,720	29,213
Land	16,985	16,985
Construction in progress	290,091	146,589
Total property, plant and equipment	2,809,746	2,527,789
Less: Accumulated depreciation, depletion, and amortization	(332,384)	(242,253)
Total property, plant and equipment, net	$2,477,362	$2,285,536

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Depreciation, depletion and amortization expense attributable to property, plant and equipment are as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$46,156	$18,581	$89,748	$37,039
Amortization expense	1,068	507	2,101	1,038
Depletion expense	832	-	1,176	-
Total depreciation, depletion, and amortization expense	$48,056	$19,088	$93,025	$38,077

6.
Income Taxes and Tax Receivable Agreement

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and apply that rate to the year-to-date earnings or losses. The effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which we operate. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

The calculation of the Company’s effective tax rate was as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income before income taxes	$16,766	$7,135	$27,342	$8,925
Income tax expense	$2,211	$10	$3,266	$89
Effective tax rate	13.19%	0.14%	11.94%	1.00%

The effective tax rate for the three and six months ended June 30, 2026 differs from the statutory rate of 21.0% primarily due to the income attributable to noncontrolling interest. For the three and six months ended June 30, 2025, OpCo was subject only to entity level state income tax in the state of Texas.

OpCo and the majority of its subsidiaries are limited liability companies treated as partnerships or disregarded entities for U.S. federal income tax purposes and, therefore, have not been subject to U.S. federal income tax at an entity level. As a result, the consolidated net income (loss) in the Company’s historical financial statements for periods prior to the IPO and WaterBridge Combination does not reflect the tax expense (benefit) we would have incurred if we were subject to U.S. federal income tax at an entity level during those periods. OpCo continues to be treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to OpCo’s members, including the Company, and any taxable income of OpCo is reported in the respective tax returns of its members. We did not engage in any material business activities or have any material assets prior to the closing of the WaterBridge Combination.

Tax Receivable Agreement

In connection with the WaterBridge Combination and the IPO, the Company entered into the TRA with OpCo and our legacy owners (each such person and its permitted transferees, a “TRA Holder” and collectively, the “TRA Holders”). The TRA generally provides for the payment by us to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that we actually realize, or in some cases are deemed to realize, (a) with respect to taxable periods ending after the IPO or (b) if the TRA terminates early (at our election or as a result of our breach) with respect to any taxable periods ending on or after such early termination event, in each case, as a result of (i) the tax basis increases resulting from the exchange of OpCo Units and the corresponding surrender of an equivalent number of shares of Class B shares by the TRA Holders for a number of Class A shares on a one-for-one basis or, at our option, the receipt of an equivalent amount of cash pursuant to the OpCo LLC Agreement; (ii) the tax deductions allocable to the Company as a result of the existing tax basis of assets of OpCo prior to the IPO; (iii) the tax deductions allocable to the Company as a result of existing tax basis of assets of OpCo purchased after the IPO and prior to an exchange of OpCo Units; (iv) NOLs and interest expense carryforwards of WB 892 LLC (“WB 892”); and (v) deductions arising from imputed interest deemed to be paid by us as a result of,

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

and additional tax basis arising from, any payments we make under the TRA. We will retain the benefit of the remaining cash savings, if any.

As a result of entering into the TRA, the Company recorded a TRA liability on the condensed consolidated balance sheets. The TRA liability is primarily attributable to existing tax basis of OpCo prior to the IPO as well as NOL carryforwards of WB 892 and basis adjustments arising as a result of exchanges occurring subsequent to the IPO. The establishment of the TRA liability as a result of the WaterBridge Combination and IPO, as well as subsequent redemptions of OpCo Units, is recorded against Class A shares in the consolidated statements of shareholders’ and member’s equity. Subsequent adjustments to the initial establishment of obligations under the TRA, which might result from, among other things, changes in expectations about the extent to which tax benefits subject to the TRA will be realized and tax rate changes, would be recognized in earnings. This arrangement does not represent a tax based on income, but rather a contractual relationship between an entity and its shareholders and is accounted for under ASC 450 — Contingencies. The effects of these adjustments are not an element of income tax expense as they do not relate to costs incurred in connection with compliance with income tax law. As of June 30, 2026 and December 31, 2025, we had TRA liability balance of $297.0 million and $201.4 million, respectively. The current portion of the TRA liability of $2.5 million is presented within other current liabilities on the condensed consolidated balance sheets.

During the three months ended March 31, 2026, Elda River Infrastructure WB LLC redeemed 3,750,000 OpCo Units (together with the cancellation of a corresponding number of Class B shares) for an equivalent amount of Class A shares. The Company recognizes a liability for the estimated amounts payable under the TRA when it is probable that taxable income will be sufficient to realize the related tax benefits and the amounts can be reasonably estimated. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income in the future. Changes in tax laws or rates could also materially impact the estimated liability. The Company recorded an additional TRA liability of $17.2 million related to this redemption, all of which has been classified as a non-current liability on the condensed consolidated balance sheets.

During the three months ended June 30, 2026, TRA Holders redeemed 8,437,059 OpCo Units (together with the cancellation of a corresponding number of Class B shares) for an equivalent amount of Class A shares. We recognize a liability for the estimated amounts payable under the TRA when it is probable that taxable income will be sufficient to realize the related tax benefits and the amounts can be reasonably estimated. The estimation of liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income in the future. Changes in tax laws or rates could also materially impact the estimated liability. As of June 30, 2026, we recorded an additional TRA liability of $75.3 million related to redemptions occurring during the three months ended June 30, 2026, all of which has been classified as a non-current liability in the condensed consolidated balance sheets.

During the three and six months ended June 30, 2026, we recognized a TRA remeasurement loss of $3.2 million. The TRA remeasurement loss is related to adjustments from previous estimates upon finalization of the tax attributes subject to the TRA and is presented within other expense (income), net on the condensed consolidated statements of operations.

7.
Debt

As of June 30, 2026 and December 31, 2025, debt consisted of the following:

	June 30, 2026	December 31, 2025
6.25% Senior Notes due 2030	$825,000	$825,000
6.50% Senior Notes due 2033	600,000	600,000
2025 Revolving Credit Facility	200,000	25,000
Insurance financing notes	2,199	8,657
Asset financing notes	8,382	6,272
Total debt	1,635,581	1,464,929
Current portion of long-term debt	(6,606)	(12,546)
Unamortized debt issuance costs	(19,044)	(20,546)
Total long-term debt	$1,609,931	$1,431,837

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

At any time prior to October 15, 2027, OpCo may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 2030 Notes (including any additional notes) issued under the 2030 Notes Indenture at a redemption price equal to 106.25% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with an amount of cash not greater than the net cash proceeds of one or more equity offerings. At any time prior to October 15, 2029, OpCo may also redeem all or a part of the 2030 Notes of such series at a redemption price equal to 100% of the principal amount of the notes redeemed plus the applicable premium set forth in the 2030 Notes Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. OpCo may also redeem all or a part of the 2030 Notes at the redemption prices set forth in the 2030 Notes Indenture, plus accrued and unpaid interest, if any, on the notes redeemed, to, but excluding, the applicable redemption date.

At any time prior to October 15, 2028, OpCo may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 2033 Notes (including any additional notes) issued under the 2033 Notes Indenture, at a redemption price of 106.50%; of the principal amount of the 2033 Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with an amount of cash not greater than the net cash proceeds of one or more equity offerings. At any time prior to October 15, 2030, OpCo may also redeem all or a part of the 2033 Notes, at a redemption price equal to 100% of the principal amount of the 2033 Notes redeemed plus the applicable premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. OpCo may also redeem all or a part of the 2033 Notes, at the redemption prices set forth in the 2033 Notes Indenture, plus accrued and unpaid interest, if any, on the notes redeemed, to, but excluding, the applicable redemption date.

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

As of June 30, 2026 and December 31, 2025, the carrying amount and fair value of the Notes are as follows:

	June 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Notes	$1,425,000	$1,431,375	$1,425,000	$1,426,688
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

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

As of June 30, 2026, the Company had $200.0 million outstanding borrowings under the 2025 Revolving Credit Facility. The weighted average interest rate on the total amount of borrowings under the 2025 Revolving Credit Facility was 5.93% and 6.00% for the three and six months ended June 30, 2026, respectively. The carrying value of the borrowings outstanding under the 2025 Revolving Credit Facility approximates fair value because the interest rates applicable to such amounts are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

The applicable margin on the interest rate, the commitment fees and the letter of credit fees are determined based on the Company’s leverage ratio. The applicable margin ranges are:

Term SOFR applicable margin	2.00% - 3.00%
Base Rate applicable margin	1.00% - 2.00%
Commitment fees	0.375% - 0.500%
Letter of credit fees	2.00% - 3.00%

The 2025 Revolving Credit Facility contains certain affirmative and negative covenants customary for similar credit facilities. The 2025 Revolving Credit Facility contains certain financial covenants that require OpCo to maintain as of the last day of each Test Period (as defined in the 2025 Revolving Credit Facility) (a) a consolidated interest coverage ratio of no less than 2.50:1.00; (b) a consolidated net leverage ratio of not more than 5.00:1.00 (subject to a two full quarter step-up period of 5.25:1.00 upon the consummation of a material acquisition); and (c) a consolidated net senior secured leverage ratio of not more than 3.50:1.00. The 2025 Revolving Credit Facility also contains customary events of defaults. The occurrence and continuation of an event of default would permit the Lenders to terminate their commitments to advance loans under the 2025 Revolving Credit Facility, to require immediate repayment of any outstanding loans, including interest accrued, and all other obligations and amounts owed under the 2025 Revolving Credit Facility and to require the outstanding letters of credit to be cash collateralized pursuant to and in accordance with the terms of the 2025 Revolving Credit Facility. As of June 30, 2026, the Company was in compliance with these covenants.

Principal amounts borrowed under the 2025 Revolving Credit Facility may be prepaid from time to time and commitments thereunder may be terminated without premium or penalty. Any principal amounts outstanding on the Maturity Date will become due and payable on such date.

Interest Capitalization

The Company capitalizes interest costs mainly during the construction period of its assets. Upon placing the underlying asset in service, these costs are depreciated over the estimated useful life of the corresponding assets for which interest costs were incurred. During the three and six months ended June 30, 2026, the Company recorded $2.5 million and $7.4 million, respectively, of capitalized interest. During the three and six months ended June 30, 2025, the Company recorded $4.1 million of capitalized interest.

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

8.
Shareholders’ and Member’s Equity

Shareholders’ Equity

Holders of Class A shares and Class B shares vote together as a single class on all matters presented to our shareholders, except as otherwise required by applicable law or by the LLC Agreement. Class B shares are not entitled to participate in any dividends the Company’s board of directors may declare.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Dividends and Distributions

(in thousands, except for per share amounts) Cash Dividends	Date of Record	Dividends Paid to Class A Shareholders	Distributions Paid to OpCo Unitholders(1)	Rate Per Share
2026:
First Quarter	March 5, 2026	$2,163	$4,010	$0.05
Second Quarter	June 4, 2026	2,439	3,733	$0.05
Total		$4,602	$7,743
(1)
Excludes the Company.

On August 4, 2026, the Company’s board of directors declared a dividend on our Class A shares of $0.05 per share, payable on September 10, 2026, to shareholders of record as of August 27, 2026, and a corresponding required cash distribution to OpCo unitholders (other than the Company).

Redemptions

During June 2026, Devon WB Holdco LLC, NDB Holdings LLC and Desert Environmental Holdings LLC, redeemed 6,219,186 OpCo Units (together with the cancellation of a corresponding number of Class B shares) for 6,219,186 Class A shares.

Additionally, during June 2026, legacy Desert Environmental Holdings, LLC members redeemed 461,199 OpCo Units (together with the cancellation of a corresponding number of Class B shares) for an equivalent amount of Class A shares.

During May 2026, legacy NDB Holdings LLC members redeemed 1,756,674 OpCo Units (together with the cancellation of a corresponding number of Class B shares) for an equivalent amount of Class A shares.

During March 2026, Elda River Infrastructure WB LLC redeemed 3,750,000 OpCo Units (together with the cancellation of a corresponding number of Class B shares) for an equivalent amount of Class A shares.

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

9.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Incentive units	$835	$1,058	$1,660	$1,382
Restricted share units	1,748	-	3,507	-
Total share-based compensation expense	$2,583	$1,058	$5,167	$1,382

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

NDB Incentive Units

Management and certain employees participate in an equity-based incentive unit plan consisting of time-based awards of profits interests (the “NDB Incentive Units”) in NDB LLC. A summary of the NDB Incentive Unit activity during the six months ended June 30, 2026, is shown in the following table:

	Incentive Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2025	18,380	$872
Granted	-
Forfeited	(145)	$763
Outstanding at June 30, 2026	18,235	$873	0.8

As of June 30, 2026, remaining unrecognized compensation expense for the NDB Incentive Units was $3.1 million which the Company expects to recognize over a weighted average remaining period of approximately 1.6 years.

Restricted Share Units

Under the WaterBridge Infrastructure LLC Long Term Incentive Plan participants were granted restricted share units (“RSUs”) which are subject to graded vesting generally ranging from one to three years. The fair value of the awards is based on the Company’s Class A share price on the date of grant with compensation expense recognized on a straight-line basis over the applicable vesting period.

A summary of RSU activity during the six months ended June 30, 2026, is shown in the following table:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	884,000	$22.63
Granted	7,327	$22.21
Forfeited	(10,709)	$22.60
Vested	(1,666)	$22.60
Nonvested at June 30, 2026	878,952	$22.63

As of June 30, 2026, remaining unrecognized compensation expense for the RSUs was $14.5 million which the Company expects to recognize over a weighted average remaining period of approximately 2.2 years.

10.
Earnings Per Share

The Company’s unvested RSUs are deemed to be participating securities; therefore, the Company applies the two-class method for the calculation of basic earnings per share (“EPS”) for the Class A shares. Diluted EPS attributable to Class A shares is calculated under both the two-class method and the treasury stock method, and the more dilutive of the two calculations is presented.

Class B shares are considered potentially dilutive of Class A shares because Class B shares are convertible into Class A shares on a one-for-one basis; therefore, the Company applies the if-converted method for the calculation of diluted EPS for the Class A shares.

We determined that the presentation of EPS for the period prior to the IPO would not be meaningful due to the significant nature of the change to the Company’s capital structure as part of the IPO. Therefore, EPS information has not been presented for periods prior to the IPO.

The following table sets forth the computation of basic and diluted EPS attributable to our Class A shares for the three and six months ended June 30, 2026, which represents the period subsequent to the IPO.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Numerator
Net income	$14,555	$24,076
Less: Net income attributable to noncontrolling interest	9,446	15,452
Net income attributable to WaterBridge Infrastructure LLC	5,109	8,624
Less: Earnings allocated to participating securities	91	160
Net income attributable to WaterBridge Infrastructure LLC	$5,018	$8,464

Denominator
Weighted average Class A shares outstanding, basic and dilutive	48,757,787	46,337,319

Net income per Class A share, basic and dilutive	$0.10	$0.18

Weighted-average Class B shares of 74,698,422 and 77,118,342 were evaluated under the two-class method for potentially dilutive effects and were determined to be anti-dilutive for the three and six months ended June 30, 2026, respectively, and have been excluded from the computation of diluted net income per share. In addition, weighted-average RSUs of 882,690 and 885,163 were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive for the three and six months ended June 30, 2026, respectively, and have been excluded from the computation of diluted net income per share.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

11.
Related Party Transactions

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statements Location	2026	2025	2026	2025
Revenues - Related Party
Customer Agreements	Produced water handling - related party	$27,927	$29,433	$56,667	$56,292
Customer Agreements	Water solutions - related party	893	1,633	1,417	3,301
Customer Agreements	Other revenues - related party	1,120	38	2,471	38
		$29,940	$31,104	$60,555	$59,631

Direct Operating Costs - Related Party
Supplier Agreements	Direct operating costs - related party	$14,545	$10,776	$28,343	$21,204

	Financial Statements Location	June 30, 2026	December 31, 2025
Accounts Receivable - Related Party
Customer Agreements	Related party accounts receivable	$38,682	$29,661
Shared Services Agreement	Related party accounts receivable	1,062	808
		$39,744	$30,469

Accounts Payable - Related Party
Supplier Agreements	Related party accounts payable	$5,614	$5,851

Accrued Liabilities - Related Party
Supplier Agreements	Related party accrued liabilities	$5,878	$516

Shared Services Agreement

Prior to the WaterBridge Combination, NDB Operating received common management and general, administrative, overhead and operating services in support of the NDB Operating’s operations and development activities pursuant to a shared services agreement (the “Shared Services Agreement”) with certain subsidiaries of WBEF, Desert Environmental LLC (“Desert Environmental”) and LandBridge Company LLC and its subsidiaries (collectively, “LandBridge”). NDB Operating was required to reimburse all fees, including an administrative mark-up for shared services, incurred by them that were necessary to perform services under the Shared Services Agreement. For shared services, the basis of allocation was an approximation of time spent on activities supporting NDB Operating. For shared costs paid on behalf of NDB Operating, the costs were directly allocated based on NDB Operating’s pro rata share of expenses. NDB Operating paid approximately $18.3 million and $35.9 million during the three and six months ended June 30, 2025, respectively, for shared services and direct cost reimbursements.

Subsequent to the WaterBridge Combination, we provide LandBridge with management, general, administrative, overhead and operating services in support of LandBridge’s operations and development activities under the Shared Services Agreement. LandBridge is required to reimburse all fees, including an administrative mark-up for shared services, that are necessary for us to perform services under the Shared Services Agreement. For shared services, the basis of allocation is an approximation of time spent on activities supporting LandBridge. We received approximately $2.8 million and $6.0 million during the three and six months ended June 30, 2026, respectively, for shared services and direct cost reimbursements.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Legacy Financial Sponsor Services Agreement

Five Point Infrastructure LLC (“Five Point”), our legacy financial sponsor, invoices the Company, and the Company reimburses Five Point in cash, for expenses associated with the Company’s use of Five Point’s geographic information system (“GIS”) and certain legal services provided by Five Point. The reimbursement includes allocated Five Point personnel costs and third-party software and hardware expenses and is determined based on the Company’s use of Five Point’s total services for such period. For the three months ended June 30, 2026 and 2025, the Company paid reimbursements to Five Point of $0.3 million and $0.2 million, respectively. For the six months ended June 30, 2026 and 2025, the Company paid reimbursements to Five Point of $0.4 million and $0.3 million, respectively.

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

Subsequent to the WaterBridge Combination, certain subsidiaries of the Company are parties to the Water Facilities Access Agreements, as well as certain surface use agreements with LandBridge in the southern region of the Delaware Basin. Under such Water Facilities Access Agreements and surface use agreements, such subsidiaries of the Company have certain rights to access, construct, operate and maintain (a) certain brackish water, produced water and recycled water pipelines and facilities in the ordinary course of business on certain acreage of LandBridge and an affiliate of Devon in the Stateline region of the Delaware Basin and certain acreage of LandBridge in the southern region of the Delaware Basin and (b) certain environmental waste management facilities in the ordinary course of business on certain acreage of LandBridge at specified locations in the Stateline region and southern region of the Delaware Basin. The agreements included fee schedules and arrangements for specified surface use activities, such as produced water transportation royalties, rights-of-way, overhead electric lines and other similar surface damages. We paid $15.9 million and $10.4 million during the three months ended June 30, 2026 and 2025, respectively, and $28.2 million and $19.8 million during the six months ended June 30, 2026 and 2025, respectively, for services under these agreements.

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

12.
Commitments and Contingencies

On January 7, 2026, WaterBridge Texas Operating LLC (“WBTO”), a subsidiary of the Company, received an enforcement action from the Railroad Commission of Texas (“RRC”) seeking reimbursement of approximately $6.9 million in expenses incurred by the RRC in connection with the plugging of an orphan well located in proximity to a produced water handling facility operated by WBTO. WBTO filed its response on February 6, 2026, and requested a hearing on the merits. As of August 5, 2026, a hearing date had not been set. While we cannot predict the outcome of this matter, we believe the action is without merit and timing of resolution is uncertain. As of June 30, 2026, the Company has no amounts accrued related to this matter.

The Company records liabilities related to litigation and other legal proceedings when they are either known or considered probable and can be reasonably estimated. Legal proceedings are inherently unpredictable and subject to significant uncertainties, and significant judgment is required to determine both probability and the estimated amount. As any new information becomes available, the Company reassesses the potential liability related to pending litigation. While the results of these litigation matters and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material impact on the Company’s operating results, financial position or cash flows.

13.
Subsequent Events

On August 4, 2026, OpCo entered into an amendment (the “Amendment”) to the 2025 Revolving Credit Facility to increase its aggregate revolving commitments from $500.0 million to $750.0 million through the exercise in full of the incremental commitment capacity available under the 2025 Revolving Credit Facility. Concurrently, the Amendment re-established an incremental commitment capacity of up to an additional $250.0 million, which may be exercised by OpCo from time to time, subject to the receipt of additional commitments and the satisfaction of the other conditions set forth in the 2025 Revolving Credit Facility.

The Amendment also reduced the applicable margins and letter of credit fees by 0.25%. As amended, borrowings under the 2025 Revolving Credit Facility bear interest, at OpCo’s option, at either (i) Term SOFR plus an applicable margin ranging from 1.75% to 2.75% per annum or (ii) a base rate plus an applicable margin ranging from 0.75% to 1.75% per annum, in each case determined based on the Company’s leverage ratio.

Except as described above, the other material terms of the 2025 Revolving Credit Facility, including the maturity date, the commitment fee and the financial and other covenants, remained unchanged.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

On August 4, 2026, the Company entered into a purchase agreement to acquire an environmental waste management facility located in Lea County, New Mexico for total consideration of approximately $189 million. The Company subsequently agreed to sell approximately 560 acres of fee surface underlying the facility to LandBridge for total consideration of $20 million, resulting in net consideration of approximately $169 million for the acquisition. In connection with the sale, the Company will enter into a long-term surface use agreement with LandBridge for continued use of the acreage to support the facility’s operations. The surface use agreement is anticipated to close simultaneously with the facility acquisition, subject to customary closing conditions and receipt of all required consents and approvals. The Company expects the transaction to close during the third quarter of 2026 and to fund the purchase price through a combination of borrowings incurred under the 2025 Revolving Credit Facility and cash on hand.

WaterBridge Equity Finance LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenues:
Produced water handling	$80,821	$155,681
Produced water handling - related party	111	215
Water solutions	3,520	7,018
Other revenues	1,687	3,421
Total revenues	86,139	166,335

Direct operating costs	30,233	60,318
Direct operating costs - related party	1,882	3,197
Depreciation, amortization and accretion	31,916	59,298
Total cost of revenues	64,031	122,813

General and administrative expense	11,253	18,940
Other operating expense, net	1,193	1,628
Operating income	9,662	22,954

Interest expense, net	26,005	54,341
Other income, net	(767)	(1,537)
Loss from operations before taxes	(15,576)	(29,850)

Income tax expense (benefit)	31	(29)
Net loss	$(15,607)	$(29,821)

See accompanying notes to the condensed consolidated financial statements

WaterBridge Equity Finance LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Mezzanine Equity and Members’ Equity

(in thousands)

(unaudited)

	Mezzanine Equity
	Redeemable Series A Preferred Units	Redeemable Series B Preferred Units	Members’ Equity
Balance at December 31, 2024	$292,723	$95,000	$8,254
Preferred distributions accrued	9,300	-	(9,300)
Preferred distributions paid	(4,436)	-	-
Deemed non-cash distributions	-	-	1,621
Net loss	-	-	(14,214)
Balance at March 31, 2025	$297,587	$95,000	$(13,639)
Preferred distributions accrued	9,413	-	(9,413)
Preferred distributions paid	(4,436)	-	-
Distribution to member	-	-	(10)
Deemed non-cash distributions	-	-	5,776
Net loss	-	-	(15,607)
Balance at June 30, 2025	$302,564	$95,000	$(32,893)

See accompanying notes to the condensed consolidated financial statements

WaterBridge Equity Finance LLC and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

Six Months Ended June 30, 2025
Cash flows from operating activities
Net loss	$(29,821)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	59,298
Amortization of debt issuance costs	4,594
Share-based compensation	7,397
Contractual customer relationships amortization	733
Other	342
Changes in operating assets and liabilities:
Accounts receivable	(6,081)
Related party accounts receivable	(131)
Prepaid expenses and other assets	(1,161)
Accounts payable	1,119
Related party accounts payable	88
Contract liabilities	(484)
Accrued and other liabilities	(7,912)
Net cash provided by operating activities	27,981

Cash flows from investing activities
Capital expenditures	(47,236)
Proceeds from disposal of assets	2,195
Net cash used in investing activities	(45,041)

Cash flows from financing activities
Distributions paid on Redeemable Series A Preferred Units	(8,872)
Distributions paid to member	(10)
Proceeds from debt	15,000
Repayments of debt	(13,178)
Settlement of contingent consideration	(2,700)
Deferred offering costs	(843)
Debt issuance costs	(120)
Net cash used in financing activities	(10,723)
Net decrease in cash and cash equivalents	(27,783)
Cash and cash equivalents - beginning of period	47,887
Cash and cash equivalents - end of period	$20,104

See accompanying notes to the condensed consolidated financial statements

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
Organization and Nature of Operations

WaterBridge Equity Finance LLC (together with its subsidiaries, the “Company”, “we”, “our”, or “us”) is a Delaware limited liability company headquartered in Houston, Texas that was formed on May 3, 2019. At formation, the Company was indirectly owned by funds affiliated with Five Point Energy Fund I LP and Five Point Energy Fund II LP (collectively, the “Five Point Funds”) and certain members of management. Promptly following its formation, an affiliate of GIC Private Limited, Singapore’s sovereign wealth fund, acquired a 20% indirect interest in the Company via WB 892 LLC (“WB 892”) and, simultaneous therewith, WaterBridge Resources LLC (“WBR”), WaterBridge II LLC (“WB II”) and WaterBridge Co-Invest LLC (“Co-Invest”) contributed all of the issued and outstanding membership interests in and to WaterBridge Holdings LLC (“Holdings”) to the Company. On December 13, 2019, the Company issued 150,000 Series A Preferred Units to Elda River Infrastructure WB LLC (“Elda River”). On August 27, 2020, the Company issued a total of 95,000 Series B Preferred Units to WB 892 and WaterBridge Co-Invest II LLC (“Co-Invest II”). The Five Point Funds held a 76.03% indirect ownership interest in the Company prior to the WaterBridge Combination on September 17, 2025, as set forth in Note 1 — Organization and Nature of Operations, included in Part II, Item 8 of WaterBridge Infrastructure LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”).

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

2.
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Financial Statements should be read in conjunction with the Company’s annual audited financial statements and accompanying notes included in our 2025 Form 10-K, which present the financial statements for the period from January 1, 2025 through September 16, 2025, the date immediately preceding the WaterBridge Combination. All dollar amounts in the Financial Statements and tables in the notes are stated in thousands of dollars unless otherwise indicated. When necessary, certain reclassifications are made to prior period financial information to conform with current period presentation.

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

Segment Information

The Company operated in a single operating and reportable segment. All of our assets are located in the United States. Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, defined characteristics of operating segments as being components of an enterprise in which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker (“CODM”) in making decisions, on how to allocate resources and assess performance. The Company is managed as a whole rather than through discrete operating segments. Our executive team is organized by function, rather than legal entity, with no business component

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

manager reporting directly to the CODM. Allocation of resources is made on a project basis across the Company without regard to geographic area, and considers, among other things, return on investment, current market conditions, including commodity prices and market supply, availability of services and human resources and contractual commitments. The Company’s Chief Executive Officer is the CODM who allocates resources and assesses performance based upon financial information at the consolidated level. The financial measure regularly provided to the CODM that is most consistent with U.S. GAAP is net income (loss), as presented on the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets. Total expenditures for additions to long-lived assets is reported on the condensed consolidated statements of cash flows. The Company presents all of its significant segment expenses and other metrics which are regularly provided to the CODM and used by the CODM to make decisions regarding the Company’s business, including resource allocation and performance assessment in the condensed consolidated statements of operations. The CODM does not receive additional expenses other than those presented within the condensed consolidated statements of operations.

Significant Accounting Policies

The significant accounting policies applicable to the Company’s operations during the three and six months ended June 30, 2025 were consistent with the accounting policies discussed in Note 2 — Summary of Significant Accounting Policies included in Part II, Item 8 of our 2025 Form 10-K.

3.
Additional Financial Statement Information

Statements of Operations information is as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Produced water handling revenues	$74,839	$143,580
Skim oil revenues	6,093	12,316
Total produced water handling revenues	$80,932	$155,896

For the three and six months ended June 30, 2025, the Company had $28.2 million and $51.8 million in depreciation expense, respectively, associated with property, plant and equipment.

Supplemental cash flow information is as follows:

Six Months Ended June 30, 2025
Supplemental cash flow information:
Cash paid for interest	$53,018

Non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued liabilities	$18,108
Asset financing	$1,146
Asset retirement obligation additions	$284

Litigation: On April 3, 2025, WaterBridge Texas Operating LLC (“WBTO”), a subsidiary of the Company, received an enforcement notice from the Railroad Commission of Texas (“RRC”) seeking reimbursement of approximately $6.9 million in expenses incurred by the RRC in connection with the plugging of an orphan well located in proximity to a produced water handling facility operated by WBTO. On January 7, 2026, WBTO received an enforcement action from the RRC related to such matter. WBTO filed its response on February 6, 2026 and requested a hearing on the merits. As of August 5, 2026, a hearing date had not been set. While we cannot predict the outcome of this matter, we believe the action is without merit and timing of resolution is uncertain. The Company has no amounts accrued related to this matter.

Performance Incentives: During the three and six months ended June 30, 2025, the Company made $2.1 million and $2.7 million in incentive payments, respectively, under a performance-based contingent consideration arrangement entered into as part of a December 2022 asset acquisition. No other activity occurred under this arrangement during the period.

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

4.
Related Party Transactions

	Financial Statements Location	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenues - Related Party
Customer Agreement	Produced water handling - related party	$111	$215

Direct Operating Costs - Related Party
Supplier Agreements	Direct operating costs - related party	$1,882	$3,197

Shared Services Agreement

The Company and its subsidiaries, including WaterBridge Management Company, LLC, are parties to a shared services agreement with WBR, Holdings, WaterBridge NDB LLC (“NDB”) and its subsidiaries, LandBridge Company LLC (“LandBridge”) and its subsidiaries, and Desert Environmental LLC (“Desert Environmental”) and its subsidiaries, each being an affiliate of the Company, pursuant to which the Company and its subsidiaries provide various general, administrative and operating services. The Company and its subsidiaries are entitled to reimbursement for all fees incurred that are necessary to perform services under the shared services agreement. For shared services, the basis of allocation is an approximation of time spent on activities to support the other party. For shared costs paid on our behalf, the costs are directly allocated to us based on our pro rata share of the expenses. For the three and six months ended June 30, 2025, the Company received approximately $15.2 million and $28.1 million, respectively, for shared services and direct cost reimbursements.

Legacy Financial Sponsor Services Agreement

Five Point Infrastructure LLC (“Five Point”), our legacy financial sponsor, invoices the Company, and the Company reimburses Five Point in cash, for expenses associated with the Company’s use of Five Point’s geographic information system (“GIS”) and legal services. The reimbursement includes allocated Five Point personnel costs and third-party software and hardware expenses and is determined based on the Company’s use of Five Point’s total services for such period. For the three and six months ended June 30, 2025, the Company reimbursed $0.1 million and $0.3 million, respectively, for GIS and legal services.

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

Water Facilities Access Agreements

A subsidiary of the Company is a party to a surface use agreement with a subsidiary of LandBridge. Pursuant to such agreement, such subsidiary of the Company has certain non-exclusive rights to construct, operate and maintain produced water handling facilities on certain lands owned by a subsidiary of LandBridge in southern Reeves County, Texas. A subsidiary of the Company also acquired several surface use agreements, easements and rights-of-way on such lands that grant us the right to operate and maintain certain specified produced water handling facilities and pipelines. Such agreement includes a customary fee schedule for specified surface use activities, such as produced water transportation royalties in certain circumstances and the payment of surface damages for the construction of pipelines, access roads and overhead electric lines. Such agreements did not constitute related party transactions prior to

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

a subsidiary of LandBridge’s acquisition of the land underlying such agreements in December 2024. For the three and six months ended June 30, 2025, the Company paid $0.5 million and $0.6 million, respectively, under such agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with, the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) and the accompanying unaudited condensed consolidated financial statements (“Financial Statements”) and notes thereto in Part I, Item 1. “Financial Statements” of this Quarterly Report. The historical financial information presented reflects only the historical financial results of NDB Operating, one of our predecessors for SEC reporting purposes, and its subsidiaries for periods prior to September 17, 2025, and to WaterBridge and its subsidiaries for periods after such date. Separate historical results of WaterBridge Equity Finance LLC, a former Delaware limited liability company (“WBEF”), our other SEC reporting predecessor, are presented following the historical financial results of the Company.

The following discussion contains “forward-looking statements” reflecting our current expectations, future plans, estimates, beliefs and assumptions concerning events and financial trends that may be outside our control and may affect our future results of operations, cash flows and financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, which include those factors discussed below and elsewhere in this Quarterly Report, particularly in the sections titled “Part I — Item 1.A. Risk Factors” in the 2025 Form 10-K and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, actual results may differ materially from such forward-looking statements. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

Recent Developments

On August 4, 2026, OpCo entered into an amendment (the “Amendment”) to the 2025 Revolving Credit Facility to increase its aggregate revolving commitments from $500.0 million to $750.0 million through the exercise in full of the incremental commitment capacity available under the 2025 Revolving Credit Facility. Concurrently, the Amendment re-established an incremental commitment capacity of up to an additional $250.0 million, which may be exercised by OpCo from time to time, subject to the receipt of additional commitments and the satisfaction of the other conditions set forth in the 2025 Revolving Credit Facility.

The Amendment also reduced the applicable margins and letter of credit fees by 0.25%. As amended, borrowings under the 2025 Revolving Credit Facility bear interest, at OpCo’s option, at either (i) Term SOFR plus an applicable margin ranging from 1.75% to 2.75% per annum or (ii) a base rate plus an applicable margin ranging from 0.75% to 1.75% per annum, in each case determined based on the Company’s leverage ratio.

Except as described above, the other material terms of the 2025 Revolving Credit Facility, including the maturity date, the commitment fee and the financial and other covenants, remained unchanged.

On August 4, 2026, the Company entered into a purchase agreement to acquire an environmental waste management facility located in Lea County, New Mexico for total consideration of approximately $189 million. The Company subsequently agreed to sell approximately 560 acres of fee surface underlying the facility to LandBridge for total consideration of $20 million, resulting in net consideration of approximately $169 million for the acquisition. In connection with the sale, the Company will enter into a long-term surface use agreement with LandBridge for continued use of the acreage to support the facility’s operations. The surface use agreement is anticipated to close simultaneously with the facility acquisition, subject to customary closing conditions and receipt of all required consents and approvals. The sale of the land to LandBridge, including the valuation and the surface use agreement, was approved by a conflicts committee of the Company’s board of directors consisting entirely of independent directors. The Company expects the transaction to close during the third quarter of 2026 and to fund the transaction through a combination of borrowings incurred under the 2025 Revolving Credit Facility and cash on hand.

Subsequent to quarter end, in July 2026, the Company commenced accepting produced water volumes into the Speedway Phase I Pipeline project, with produced water volumes on track to continue increasing through third quarter 2026.

Market Condition and Outlook

The global economy and the oil and natural gas industry have continued to face substantial volatility. This has been driven by geopolitical conflicts, domestic political uncertainties, potential U.S. and foreign tariffs, evolving international trade policies and conflicts, OPEC+ production decisions, persistent elevated inflation, higher interest rates and capital costs and continued industry consolidation. In particular, the war between the United States and Iran has driven significant commodity price and inflation volatility during the first half of 2026. Sustained disruption in the Strait of Hormuz, a key global oil and petrochemical chokepoint, could materially increase commodity prices and shipping costs, while further de-escalation could cause prices to decline – either outcome may influence E&P operators’ drilling and production decisions. Given the unresolved nature of the Iran War, we cannot predict the extent or duration of related volatility or its ultimate impact on our business. Additionally, commodity price volatility directly impacts E&P operators’ development plans, rig counts and overall activity levels. Elevated interest rates and a stronger U.S. dollar have also increased capital costs, which may further temper E&P operators’ spending despite elevated commodity prices.

Broader macroeconomic and policy developments, and shifts in international trade policies (such as the imposition of tariffs or product restrictions), could impair our customers’ ability to secure raw materials, equipment or financing. This, in turn, may reduce their operational activity on or around our surface acreage in the Delaware Basin. Any escalation in U.S. trade disruptions or retaliatory measures from other nations could further adversely affect demand for our produced water handling and other water management services.

Despite these challenges, we believe the outlook for energy and infrastructure development, particularly within the Permian Basin, remains positive. Notwithstanding volatility from the Iran War and broader geopolitical conditions, E&P activity in the Permian Basin, including the Delaware Basin, has remained largely resilient given favorable well economics. This continued development may be aided by President Trump’s various Executive Orders relating to energy production, which include expedited approvals for energy resource infrastructure as well as the removal of various impediments to the development of domestic energy resources, including oil and gas. We believe that this growth in production activity will require increased produced water handling capacity, as the amount of produced water from wells in the Delaware Basin significantly exceeds the amount of the related oil and natural gas production.

Second Quarter Results

Significant financial and operating highlights for the second quarter of 2026 include:

•
Revenues of $217.8 million, an increase of 128% as compared to the second quarter of 2025;
•
Net income of $14.6 million, an increase of 104% as compared to the second quarter of 2025;
•
Net income margin of 7% compared to 7% in the second quarter of 2025;
•
Adjusted EBITDA(1) of $115.8 million, an increase of 185% as compared to the second quarter of 2025;
•
Adjusted EBITDA Margin(1) of 53%, an increase of 25% as compared to the second quarter of 2025;
•
Gross Margin of $58.1 million, an increase of 128% as compared to the second quarter of 2025;
•
Adjusted Operating Margin(1) of $124.1 million, an increase of 166% as compared to the second quarter of 2025;
•
Total produced water handling volumes(2) of 2,598 MBbl per day, an increase of 114% as compared to the second quarter of 2025; and,
•
Total water solutions volumes of 361 MBbl per day, an increase of 71% as compared to the second quarter of 2025.
(1)
Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Operating Margin are non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” for more information regarding these non-GAAP financial measures and reconciliations to the most comparable GAAP measures.
(2)
Total produced water handling volumes exclude skim oil volumes.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

WaterBridge Infrastructure LLC

	Three Months Ended June 30,		Amount of Increase	Percentage
(in thousands)	2026	2025	(Decrease)	Change
Revenues:
Produced water handling	$197,631	$89,158	$108,473	122%
Water solutions	9,318	6,315	3,003	48%
Other revenues	10,823	39	10,784	27,651%
Total revenues	217,772	95,512	122,260	128%

Direct operating costs	87,549	48,871	38,678	79%
Depreciation, depletion, amortization and accretion	72,100	21,148	50,952	241%
Total cost of revenues	159,649	70,019	89,630	128%

General and administrative expense	17,682	7,583	10,099	133%
Other operating expense, net	173	740	(567)	(77)%
Operating income	40,268	17,170	23,098	135%

Interest expense, net	22,708	10,168	12,540	123%
Other expense (income), net	794	(133)	927	(697)%
Income before income taxes	16,766	7,135	9,631	135%
Income tax expense	2,211	10	2,201	22,010%
Net income	$14,555	$7,125	$7,430	104%

Operating Metrics

The amount of revenue we generate depends primarily on the volumes of water that we handle for, sell to or transfer for our customers.

The table below provides operational and financial data by revenue stream for the periods indicated.

	Three Months Ended June 30,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change
Volumes: (MBbl/d)
Produced water handling (1)	2,598	1,213	1,385	114%
Water solutions
Recycled produced water	328	177	151	85%
Brackish water	33	34	(1)	(3)%
Total water solutions	361	211	150	71%
Total	2,959	1,424	1,535	108%

Operating metrics: ($/Bbl) (2)
Produced water handling	$0.83	$0.81	$0.02	2%
Water solutions	$0.28	$0.33	$(0.05)	(15)%
Total revenues (3)	$0.77	$0.74	$0.03	4%
Direct operating costs	$0.33	$0.38	$(0.05)	(13)%
Gross margin (4)	$0.22	$0.20	$0.02	10%
Adjusted Operating Margin (5)	$0.46	$0.36	$0.10	28%
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

The table below provides operational and financial data related to skim oil volumes recovered for the periods indicated.

	Three Months Ended June 30,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change
Skim oil volumes (Bbl/d)	2,337	1,650	687	42%
Skim oil realization (1)	0.09%	0.14%	(0.05)%	(36)%
Skim oil realized price ($/Bbl) (2)	$94.24	$57.73	$36.51	63%
(1)
Skim oil realization is calculated as skim oil revenue divided by produced water handling volumes.
(2)
Realized skim oil pricing is net of certain industry customary deductions.

Revenues

Produced Water Handling Revenues

The table below provides financial data by produced water handling revenue stream and related unit prices for the periods indicated.

	Three Months Ended June 30,		Amount of Increase	Percentage
Revenues (in thousands):	2026	2025	(Decrease)	Change
Produced water handling revenues	$177,590	$80,491	$97,099	121%
Skim oil revenues	20,041	8,667	11,374	131%
Total produced water handling revenues	$197,631	$89,158	$108,473	122%

Unit prices: ($/Bbl)
Produced water handling revenues	$0.75	$0.73	$0.02	3%
Skim oil revenues (1)	$0.08	$0.08	$-	0%
Total produced water handling revenues	$0.83	$0.81	$0.02	2%
(1)
Skim oil unit price is calculated as skim oil revenue divided by produced water handling volumes.

Produced water handling revenues increased $108.5 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 primarily attributable to:

•
an increase of $24.9 million due to a 376 MBbl/d volume increase driven primarily by continued development of the East Stateline assets acquired in May 2024 and increased organic commercial growth and completion activity in the Stateline area. Additionally, there was an increase of $3.4 million due to higher realized unit prices for produced water volumes handled related to composition of customer volume and contracts;
•
an increase of $5.2 million in skim oil revenues primarily due to higher oil commodity prices; and
•
an increase of $68.7 million due to a 1,010 MBbl/d volume increase and an increase of $6.3 million in skim oil revenues due to the WaterBridge Combination.

Water Solutions Revenues

Water solutions revenues increased $3.0 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 primarily attributable to:

•
an increase of $3.3 million due to a 129 MBbl/d treated water volume increase and a 10 MBbl/d untreated water volume increase attributable to higher demand used in conjunction with upstream drilling and completion activity;
•
a decrease of $0.6 million due to a 11 MBbl/d brackish water volume decrease related to lower customer demand; and
•
an increase of $0.4 million due to a 9 MBbl/d brackish water volume increase due to the WaterBridge Combination.

Other revenues. Other revenues increased $10.8 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily attributable to solid waste management and reclamation revenues of $9.8 million and natural gas transport revenue of $1.0 million attributable to the WaterBridge Combination.

Direct operating costs. Direct operating costs increased $38.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 of which $30.3 million was related to the assets acquired in the WaterBridge Combination. The remaining increase of $8.4 million was primarily attributable to an increase of $17.2 million attributable to higher produced water handling and water solution volumes related to commercial growth partially offset by a decrease of $8.8 million, or $0.05 per barrel, in direct operating costs per barrel. The decrease in per unit costs were primarily driven by lower site utilities due to a reduction of temporary power as permanent infrastructure was placed in service, cost optimization and vertical integration associated with the WaterBridge Combination related to waste trucking and disposal and lower third-party offload services as pipeline capacity or disposal constraints were alleviated.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion increased $51.0 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase is primarily attributable to $46.9 million in depreciation, amortization and depletion expense associated with property, plant and equipment and intangible assets acquired in the WaterBridge Combination and $3.8 million in depreciation expense related to continued high levels of capital investment activity in produced water handling infrastructure subsequent to June 30, 2025.

	Three Months Ended June 30,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change
General and administrative expense, excluding share-based compensation expense	$15,267	$6,595	$8,672	131%
Share-based compensation expense	2,415	988	1,427	144%
Total general and administrative expense	$17,682	$7,583	$10,099	133%

General and administrative expense. General and administrative expense, excluding share-based compensation expense, increased $8.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily attributable to higher personnel-related expenses of $11.2 million, professional services for tax, audit, compliance and legal of $2.2 million, IT and facility expenses of $1.8 million, and other expenses of $1.2 million. These increases were partially offset by lower allocation of corporate shared services costs of $7.7 million. As a result of the WaterBridge Combination, the Company incurred significant direct costs, whereas prior to the WaterBridge Combination the Company received the majority of its general and administrative expenses through a corporate shared service allocation.

Share-based compensation expense. Share-based compensation expense increased $1.4 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase is primarily attributable to amortization of restricted share units (“RSUs”) of $1.6 million.

	Three Months Ended June 30,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change(1)
Interest on debt	$23,987	$13,120	$10,867	83%
Amortization of debt issuance costs	1,044	1,044	-	0%
Commitment fees	390	64	326	509%
Total interest cost	25,421	14,228	11,193	79%
Capitalized interest	(2,528)	(4,060)	1,532	(38%)
Interest income	(185)	-	(185)	NM
Total interest expense, net	$22,708	$10,168	$12,540	123%
(1)
NM - Not meaningful.

Interest expense, net. Interest expense, net, increased $12.5 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily attributable to higher interest of $19.2 million due to a higher weighted average debt balance of $912.9 million, primarily associated with the WaterBridge Combination, partially offset by lower interest of $8.5 million due to a lower weighted average interest rate resulting from the debt refinancing completed in October 2025.

Income tax expense. Income tax expense increased $2.2 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily due to $1.8 million of corporate income tax expense attributable to the Company being subject to U.S. federal, state or local income tax for periods subsequent to the initial public offering in September 2025, and an increase in state franchise tax of $0.4 million.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

WaterBridge Infrastructure LLC

	Six Months Ended June 30,		Amount of Increase	Percentage
(in thousands)	2026	2025	(Decrease)	Change
Revenues:
Produced water handling	$379,568	$174,221	$205,347	118%
Water solutions	18,332	17,973	359	2%
Other revenues	20,849	1,228	19,621	1,598%
Total revenues	418,749	193,422	225,327	116%

Direct operating costs	171,387	90,820	80,567	89%
Depreciation, amortization and accretion	141,047	42,186	98,861	234%
Total cost of revenues	312,434	133,006	179,428	135%

General and administrative expense	34,493	14,175	20,318	143%
(Gain) loss on disposal of assets, net	(66)	11,691	(11,757)	(101)%
Other operating expense, net	1,164	1,665	(501)	(30)%
Operating income	70,724	32,885	37,839	115%

Interest expense, net	42,700	24,225	18,475	76%
Other expense (income), net	682	(265)	947	(357)%
Income before income taxes	27,342	8,925	18,417	206%
Income tax expense	3,266	89	3,177	3,570%
Net income	$24,076	$8,836	$15,240	172%

Operating Metrics

The amount of revenue we generate depends primarily on the volumes of water that we handle for, sell to or transfer for our customers.

The table below provides operational and financial data by revenue stream for the periods indicated.

	Six Months Ended June 30,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change
Volumes: (MBbl/d)
Produced water handling (1)	2,530	1,205	1,325	110%
Water solutions
Recycled produced water	273	241	32	13%
Brackish water	43	53	(10)	(19)%
Total water solutions	316	294	22	7%
Total	2,846	1,499	1,347	90%

Operating metrics: ($/Bbl) (2)
Produced water handling	$0.83	$0.79	$0.04	5%
Water solutions	$0.32	$0.34	$(0.02)	(6)%
Total revenues (3)	$0.77	$0.71	$0.06	8%
Direct operating costs	$0.33	$0.33	$-	0%
Gross margin (4)	$0.21	$0.22	$(0.01)	(5)%
Adjusted Operating Margin (5)	$0.46	$0.38	$0.08	21%
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

The table below provides operational and financial data related to skim oil volumes recovered for the periods indicated.

	Six Months Ended June 30,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change
Skim oil volumes (Bbl/d)	2,468	1,494	974	65%
Skim oil realization (1)	0.10%	0.12%	(0.02)%	(17)%
Skim oil realized price ($/Bbl) (2)	$83.00	$60.48	$22.52	37%
(1)
Skim oil realization is calculated as skim oil revenue divided by produced water handling volumes.
(2)
Realized skim oil pricing is net of certain industry customary deductions.

Revenues

Produced Water Handling Revenues

The table below provides financial data by produced water handling revenue stream and related unit prices for the periods indicated.

	Six Months Ended June 30,		Amount of Increase	Percentage
Revenues (in thousands):	2026	2025	(Decrease)	Change
Produced water handling revenues	$342,495	$157,862	$184,633	117%
Skim oil revenues	37,073	16,359	20,714	127%
Total produced water handling revenues	$379,568	$174,221	$205,347	118%

Unit prices: ($/Bbl)
Produced water handling revenues	$0.75	$0.72	$0.03	4%
Skim oil revenues (1)	$0.08	$0.07	$0.01	13%
Total produced water handling revenues	$0.83	$0.79	$0.04	5%
(1)
Skim oil unit price is calculated as skim oil revenue divided by produced water handling volumes.

Produced water handling revenues increased $205.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 primarily attributable to:

•
an increase of $39.6 million due to a 302 MBbl/d volume increase, driven primarily by continued development of the East Stateline assets acquired in May 2024 and increased organic commercial growth and completion activity in the Stateline area. Additionally, there was an increase of $5.5 million related to higher realized unit prices for produced water volumes handled related to composition of customer volume and contracts;
•
an increase of $7.8 million in skim oil revenues primarily due to a $6.4 million increase related to higher commodity prices and $1.4 million related to increased produced water handling volume; and
•
an increase of $139.5 million due to a 1,022 MBbl/d volume increase and an increase of $12.9 million in skim oil revenues due to the WaterBridge Combination.

Water Solutions Revenues

Water solutions revenues increased $0.4 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 primarily attributable to:

•
an increase of $1.3 million due to an increase of 50 MBbl/d treated recycled water volume, partially offset by a decrease of 24 MBbl/d untreated recycled water volume. The overall volume increase was primarily attributable to higher demand for treated recycled water used in conjunction with upstream drilling and completion activity. Additionally, there was an increase of $1.4 million related to recycled water realized unit price attributable to higher treated recycled water sales;
•
a decrease of $1.8 million due to a decrease of 14 MBbl/d brackish water volume related to lower customer demand and a decrease of $0.7 million related to a lower realized price for brackish water; and
•
an increase of $0.2 million due to brackish water volume increase due to the WaterBridge Combination.

Other revenues. Other revenues increased $19.6 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily attributable to solid waste management and reclamation revenues of $18.7 million and natural gas transport revenue of $2.1 million attributable to the WaterBridge Combination, partially offset by the divestment of crude gathering and transportation assets in March 2025 resulting in lower revenue of $1.1 million.

Direct operating costs. Direct operating costs increased $80.6 million, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 of which $61.0 million was related to the assets acquired in the WaterBridge Combination. The remaining increase of $19.6 million was primarily attributable to an increase of $19.1 million attributable to higher produced water handling and water solution volumes related to commercial growth. Direct operating cost per barrel nominally increased by less than $0.01/bbl contributing an additional $0.5 million related to various operating expenses.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion increased $98.9 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase is primarily attributable to $91.7 million in depreciation, amortization and depletion expense associated with property, plant and equipment and intangible assets acquired in the WaterBridge Combination and $6.8 million in depreciation expense related to continued high levels of capital investment activity in produced water handling infrastructure subsequent to June 30, 2025.

	Six Months Ended June 30,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change
General and administrative expense, excluding share-based compensation expense	$29,704	$12,891	$16,813	130%
Share-based compensation expense	4,789	1,284	3,505	273%
Total general and administrative expense	$34,493	$14,175	$20,318	143%

General and administrative expense. General and administrative expense, excluding share-based compensation expense, increased by $16.8 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily attributable to higher personnel-related expenses of $21.9 million, professional services for tax, audit, compliance and legal of $3.8 million, IT and facility expenses of $3.4 million, and other expenses of $3.0 million. These increases were partially offset by lower allocation of corporate shared services costs of $15.3 million. As a result of the WaterBridge Combination, the Company incurred significant direct costs, whereas prior to the WaterBridge Combination the Company received the majority of its general and administrative expenses through a corporate shared service allocation.

Share-based compensation expense. Share-based compensation expense increased $3.5 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase is primarily attributable to amortization of restricted share units (“RSUs”) of $3.2 million.

Loss (gain) on disposal of assets. Loss (gain) on disposal of assets decreased $11.8 million primarily due to the sale of crude gathering and transportation assets during the six months ended June 30, 2025 as compared to no such material sales of assets during the six months ended June 30, 2026.

	Six Months Ended June 30,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change(1)
Interest on debt	$47,506	$26,002	$21,504	83%
Amortization of debt issuance costs	2,070	2,138	(68)	(3)%
Commitment fees	972	145	827	570%
Total interest cost	50,548	28,285	22,263	79%
Capitalized interest	(7,422)	(4,060)	(3,362)	83%
Interest income	(426)	-	(426)	NM
Total interest expense, net	$42,700	$24,225	$18,475	76%
(1)
NM - Not meaningful.

Interest expense, net. Interest expense, net, increased $18.5 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily attributable to higher interest of $37.3 million due to a higher weighted average debt balance of $884.8 million, partially offset by lower interest of $16.2 million due to a lower weighted average interest rate as result of the debt refinancing completed in October 2025. Additionally, capitalized interest increased $3.4 million related to the development of Speedway Phase I produced water handling infrastructure projects.

Income tax expense. Income tax expense increased $3.2 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily due to a $2.7 million increase of corporate income tax expense attributable to the Company being subject to U.S. federal, state or local income tax for periods subsequent to the initial public offering in September 2025, and an increase in state franchise tax of $0.5 million.

Three and Six Months Ended June 30, 2025

WaterBridge Equity Finance LLC

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
(in thousands)
Revenues:
Produced water handling	$80,932	$155,896
Water solutions	3,520	7,018
Other revenues	1,687	3,421
Total revenues	86,139	166,335

Direct operating costs	32,115	63,515
Depreciation, amortization and accretion	31,916	59,298
Total cost of revenues	64,031	122,813

General and administrative expense	11,253	18,940
Other operating expense, net	1,193	1,628
Operating income	9,662	22,954

Interest expense, net	26,005	54,341
Other income, net	(767)	(1,537)
Loss from operations before taxes	(15,576)	(29,850)

Income tax expense (benefit)	31	(29)
Net loss	$(15,607)	$(29,821)

Operating Metrics

The amount of revenue we generate depends primarily on the volumes of water that we handle for, sell to or transfer for our customers.

The table below provides operational and financial data by revenue stream for the periods indicated.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Volumes: (MBbl/d)
Produced water handling (1)	1,162	1,117
Water solutions
Recycled produced water	49	73
Brackish water	27	21
Total water solutions	76	94
Total	1,238	1,211

Operating metrics: ($/Bbl) (2)
Produced water handling	$0.77	$0.77
Water solutions	$0.51	$0.41
Total revenues (3)	$0.75	$0.74
Direct operating costs	$0.29	$0.29
Gross margin (4)	$0.20	$0.20
(1)
Produced water handling volumes exclude skim oil volumes.
(2)
Operating metrics ($/Bbl) are calculated independently. Therefore, the sum of individual amounts may not equal the total presented due to rounding.
(3)
Total revenues ($/Bbl) exclude Other revenues.
(4)
Gross margin ($/Bbl) is calculated as Total revenues less Total cost of revenues.

The table below provides operational and financial data related to skim oil volumes recovered for the periods indicated.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Skim oil volumes (Bbl/d)	1,104	1,065
Skim oil realization (1)	0.09%	0.10%
Skim oil realized price ($/Bbl) (2)	$60.66	$63.92
(1)
Skim oil realization is calculated as skim oil revenue divided by produced water handling volumes.
(2)
Realized skim oil pricing is net of certain industry customary deductions.

Revenues

Produced Water Handling Revenues

The table below provides financial data by produced water handling revenue stream and related unit prices for the periods indicated.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenues (in thousands):
Produced water handling revenues	$74,839	$143,580
Skim oil revenues	6,093	12,316
Total produced water handling revenues	$80,932	$155,896

Unit prices: ($/Bbl)
Produced water handling revenues	$0.71	$0.71
Skim oil revenues (1)	$0.06	$0.06
Total produced water handling revenues	$0.77	$0.77
(1)
Skim oil unit price is calculated as skim oil revenue divided by produced water handling volumes.

Produced water handling revenues for the three months ended June 30, 2025 consisted of:

•
$74.8 million of produced water handling revenues attributable to produced water handling volumes of 1,162 MBbl/d and a realized unit price per barrel of $0.71; and
•
$6.1 million of skim oil revenues attributable to skim oil volume of 1.1 MBbl/d and a realized unit price per barrel of $60.66.

Produced water handling revenues for the six months ended June 30, 2025 consisted of:

•
$143.6 million of produced water handling revenues attributable to produced water handling volumes of 1,117 MBbl/d and a realized unit price per barrel of $0.71; and
•
$12.3 million of skim oil revenues attributable to skim oil volume of 1.1 MBbl/d and a realized unit price per barrel of $63.92.

Water Solutions Revenues

Water solutions revenues for the three months ended June 30, 2025 consisted of:

•
$1.7 million of recycled water revenues attributable to treated and untreated recycled water of 49 MBbl/d and a realized unit price per barrel of $0.38; and
•
$1.8 million of brackish water revenues attributable to brackish water volume of 27 MBbl/d and a realized unit price per barrel of $0.76.

Water solutions revenues for the six months ended June 30, 2025 consisted of:

•
$4.6 million of recycled water revenues attributable to treated and untreated recycled water of 72 MBbl/d and a realized unit price per barrel of $0.35; and
•
$2.4 million of brackish water revenues attributable to brackish water volume of 21 MBbl/d and a realized unit price per barrel of $0.62.

Other revenues. Other revenues for the three and six months ended June 30, 2025 consisted of $1.7 million and $3.4 million, respectively, in gas transportation revenues.

Direct operating costs. Direct operating costs for the three months ended June 30, 2025 were attributable to personnel-related expenses of $5.6 million, site utilities and power of $5.4 million, repairs and maintenance of $4.7 million, royalty expense of $4.3 million, chemicals and well intervention of $4.0 million, waste disposal and trucking expenses of $3.7 million, insurance and property taxes of $2.8 million and other expenses of $1.6 million. Direct operating costs for the six months ended June 30, 2025 were attributable to personnel-related expenses of $11.3 million, site utilities and power of $11.2 million, royalty expense of $8.8 million, repairs and maintenance of $8.4 million, chemicals and well intervention of $8.2 million, waste disposal and trucking expenses of $7.5 million, insurance and property taxes of $5.5 million and other expenses of $2.6 million.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense for the three months ended June 30, 2025 consisted of $28.2 million of depreciation expense related to straight-line depreciation of property, plant and equipment, $3.5 million of amortization expense related to amortization of intangible assets and $0.2 million of accretion expense related to asset retirement obligations. Depreciation, amortization and accretion expense for the six months ended June 30, 2025 consisted of $51.8 million of depreciation expense related to straight-line depreciation of property, plant and equipment, $6.9 million of amortization expense related to amortization of intangible assets and $0.6 million of accretion expense related to asset retirement obligations.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
General and administrative expense, excluding share-based compensation expense	$5,477	$11,543
Share-based compensation expense	5,776	7,397
Total general and administrative expense	$11,253	$18,940

General and administrative expense. General and administrative expense, excluding share-based compensation expense for the three months ended June 30, 2025 consisted of $9.2 million of personnel-related expenses, $2.0 million of office facility and IT-related expenses, $0.6 million of professional services fees primarily related to audit and tax services and $0.9 million of other general and administrative expenses partially offset by corporate shares services allocation to other related operating entities of $7.1 million. General and administrative expense, excluding share-based compensation expense for the six months ended June 30, 2025 consisted of to $19.3 million of personnel-related expenses, $3.8 million office facility and IT-related expenses, $1.3 million of professional services fees primarily related to audit and tax services and $1.6 million of other general and administrative expenses partially offset by corporate shares services allocation to other related operating entities of $14.5 million.

Share-based compensation expense. Share-based compensation expense of $5.8 million and $7.4 million for the three and six months ended June 30, 2025, respectively, reflected fair value remeasurements of incentive units in WaterBridge Resources LLC and WaterBridge II LLC that were accounted for as liability awards.

Other operating expense, net. Other operating expense, net of $1.2 million and $1.6 million for the three and six months ended June 30, 2025, respectively, consisted of costs related to abandoned capital projects and acquisition-related costs associated with the WaterBridge Combination.

Interest expense, net. Interest expense, net, for the three and six months ended June 30, 2025 were attributable to the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Interest expense on credit facilities	$26,237	$52,263
Amortization of debt issuance costs	2,307	4,594
Commitment fees	125	250
Interest on other	155	378
Total interest cost	28,824	57,485
Interest income	(155)	(480)
Capitalized interest on credit facilities	(2,664)	(2,664)
Total interest expense, net	$26,005	$54,341

The weighted average interest rate during the three and six months ended June 30, 2025 were 9.06% and 9.07%, respectively, and the weighted average debt balance was $1.1 billion as of June 30, 2025, attributable entirely to the term loan.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin are used by our management and by external users of our financial statements, such as investors, research analysts and others, to assess the financial performance of our assets over the long term to generate sufficient cash to return capital to equity holders or service indebtedness. We define Adjusted EBITDA as net income (loss) before interest; taxes; depreciation, amortization, depletion and accretion; share-based compensation; non-recurring transaction-related expenses; litigation settlements and expenses incurred outside of the ordinary course of business; debt modification and extinguishment costs; gains or losses on disposal of assets; and other non-cash or non-recurring expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues.

We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA and Adjusted EBITDA Margin because these amounts can vary substantially from company to company within our industry depending upon accounting methods, book values of assets, capital structures and the method by which the assets were acquired.

The following table sets forth a reconciliation of net income and net income margin as determined in accordance with GAAP to Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$14,555	$7,125	$24,076	$8,836
Adjustments:
Depreciation, depletion, amortization and accretion	72,100	21,148	141,047	42,186
Interest expense, net	22,708	10,168	42,700	24,225
Income tax expense	2,211	10	3,266	89
EBITDA	$111,574	$38,451	$211,089	$75,336
Adjustments:
Share-based compensation - RSUs	1,748	-	3,507	-
TRA remeasurement loss	3,236	-	3,236	-
Share-based compensation - NDB Incentive Units	835	1,058	1,660	1,382
Transaction-related expenses(1)	211	550	434	881
Temporary power costs	-	-	352	434
Loss (gain) on disposal of assets, net	8	19	(66)	11,628
Other(2)	(1,846)	490	(1,502)	1,020
Adjusted EBITDA	$115,766	$40,568	$218,710	$90,681

Total revenues	$217,772	$95,512	$418,749	$193,422
Net income margin	7%	7%	6%	5%
Adjusted EBITDA Margin	53%	42%	52%	47%
(1)
Transaction-related expenses consist of non-capitalizable transaction costs associated with the Ranger Water Midstream acquisition, corporate reorganization and non-capitalizable initial public offering related charges.
(2)
Other consists of abandoned well costs, abandoned project costs and other non-cash or non-recurring items.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per barrel data)	2026	2025	2026	2025
Total revenues	$217,772	$95,512	$418,749	$193,422
Cost of revenues	(159,649)	(70,019)	(312,434)	(133,006)
Gross margin	58,123	25,493	106,315	60,416
Less: Other revenues	(10,823)	(39)	(20,849)	(1,228)
Less: Cost of other revenues(1)	4,705	21	8,941	776
Depreciation, depletion, amortization, and accretion	72,100	21,148	141,047	42,186
Adjusted Operating Margin	$124,105	$46,623	$235,454	$102,150
Total volumes(2) (MBbls)	269,311	129,549	515,061	271,244
Gross margin ($/Bbl)	$0.22	$0.20	$0.21	$0.22
Adjusted Operating Margin ($/Bbl)	$0.46	$0.36	$0.46	$0.38
(1)
Cost of other revenues includes direct operating costs associated with our environmental waste management, gas transportation and divested crude transportation services.
(2)
Total volumes exclude skim oil volumes.

Liquidity and Capital Resources

Overview

Historically, our predecessors’ primary sources of liquidity have been capital contributions from their respective members, cash flows from operating activities and borrowings under their credit facilities. Following the completion of our initial public offering, our primary sources of liquidity are cash flows from operating activities and, if required, proceeds from borrowings under the 2025 Revolving Credit Facility. Our primary liquidity and capital requirements will be capital expenditures to support continued growth initiatives and the execution of major development projects, operating expenses, servicing of our debt, the payment of dividends to our shareholders, if any, and general company needs. We believe that we are able to fully fund our ongoing capital expenditures, working capital requirements and other capital needs through cash on hand and cash flows from our operating activities for at least twelve months from the date of this Quarterly Report and over the longer term. However, we may elect to use borrowings under the 2025 Revolving Credit Facility to finance our operating and investing activities in the future and may also need to raise additional capital in the future to support our operations. Refer to Note 7 — Debt within the notes to our unaudited condensed consolidated financial statements for more information.

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

As of June 30, 2026, the Company’s indebtedness consisted of $825.0 million in principal amount of our 6.25% fixed-rate senior unsecured notes due October 2030 (the “2030 Notes”), $600.0 million in principal amount of our 6.50% fixed-rate senior unsecured notes due October 2033 (the “2033 Notes”, and together with the 2030 Notes, the “Notes”) and $200.0 million of outstanding borrowings under the 2025 Revolving Credit Facility. As of June 30, 2026, the Company had $347.6 million of liquidity comprised of the $300.0 million of available borrowing capacity under the 2025 Revolving Credit Facility, and $47.6 million of cash and cash equivalents.

Dividends and Distributions

(in thousands, except for per share amounts) Cash Dividends	Date of Record	Dividends Paid to Class A Shareholders	Distributions Paid to OpCo Unitholders(1)	Rate Per Share
2026:
First Quarter	March 5, 2026	$2,163	$4,010	$0.05
Second Quarter	June 4, 2026	2,439	3,733	$0.05
Total		$4,602	$7,743
(1)
Excludes the Company.

On August 4, 2026, our board of directors declared a dividend on our Class A shares of $0.05 per share, payable on September 10, 2026, to shareholders of record as of August 27, 2026, and a corresponding required cash distribution to OpCo unitholders (other than the Company).

Contractual Obligations and Other Commitments

We are a party to contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the balance sheet as of June 30, 2026, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services entered into in the normal course of business and minimum royalty payments.

Cash Flows

The following tables summarizes WaterBridge’s cash flow for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Amount of Increase	Percentage
(in thousands)	2026	2025	(Decrease)	Change
Net cash provided by operating activities	$159,998	$59,179	$100,819	170%
Net cash used in investing activities	(315,688)	(110,287)	(205,401)	186%
Net cash provided by financing activities	151,771	49,726	102,045	205%
Net decrease in cash and cash equivalents	$(3,919)	$(1,382)	$(2,537)	184%

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $100.8 million. The increase was attributable to higher net income, net of adjustment items, of $112.7 million primarily related to increased volumes driven by organic commercial growth, including the completion of the Kraken project in 2025, and the WaterBridge Combination during the six months ended June 30, 2026. Additionally, changes in working capital of $12.1 million were primarily due to higher interest expense accruals related to the Notes outstanding as of June 30, 2026, partially offset by timing of collections and payments.

Net Cash Used in Investing Activities. Net cash used in investing activities increased $205.4 million. The increase was primarily driven by $104.2 million of increased capital expenditures, inclusive of changes in associated working capital items, related to the construction of the Speedway project. The $82.7 million increase in acquisition and acquisition-related expenditures was primarily driven by cash paid in connection with the Ranger Water Midstream acquisition completed during the six months ended June 30, 2026, with no comparable acquisition activity during the six months ended June 30, 2025. Additionally, proceeds from asset sales decreased $18.5 million, primarily related to the sale of crude gathering and transportation assets during the six months ended June 30, 2025.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $102.0 million. Net cash provided by financing activities for the six months ended June 30, 2026 consisted of debt borrowings, net of repayments, of $166.3 million to fund the Ranger Water Midstream acquisition and working capital needs associated with the Speedway project, partially offset by $12.4 million of dividends, dividend equivalents and distributions paid to shareholders, $1.2 million of offering costs paid, $0.6 million of repayments on finance leases and $0.2 million of deferred offering cost.

Net cash provided by financing activities for the six months ended June 30, 2025 consisted of debt borrowings, net of repayments, of $31.4 million and $20.0 million of contributions by member for working capital needs, partially offset by $0.8 million of offering costs paid, $0.6 million of repayments on finance leases and $0.2 million of debt issuance costs.

Cash Flow

The following table summarizes WBEF’s cash flow for the six months ended June 30, 2025:

Six Months Ended June 30, 2025
(in thousands)
Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$27,981
Net cash used in investing activities	(45,041)
Net cash used in financing activities	(10,723)
Net decrease in cash and cash equivalents	$(27,783)

Net Cash Provided by Operating Activities. Net cash provided by operating activities consisted of a net loss of $29.8 million, adjusted for non-cash items, primarily including depreciation, amortization and accretion of $59.3 million, share-based compensation of $7.4 million, and amortization of debt issuance costs of $4.6 million. Operating cash flows were further impacted by an overall $14.6 million decrease in working capital, consisting primarily of a $7.9 million decrease in accrued expenses primarily related to term loan interest, a $6.1 million decrease in accounts receivable driven by the timing of customer payments on outstanding invoices.

Net Cash Used in Investing Activities. Net cash used in investing activities consisted primarily of capital expenditures of $47.2 million related to expansion of our infrastructure network.

Net Cash Used in Financing Activities. Net cash used in financing activities consisted of $13.2 million of debt repayments related to the term loan, and insurance financing and equipment financing notes, $8.9 million of distributions paid to Series A preferred unit holders, $2.7 million of contingent consideration payments and $0.8 million of offering costs paid, partially offset by $14.9 million of proceeds from debt, net of debt issuance costs.

Critical Accounting Estimates

The preparation of our Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in the 2025 Form 10-K.

Recently Issued Accounting Pronouncements Not Yet Adopted

For a summary of recently issued accounting pronouncements, refer to Note 2 — Summary of Significant Accounting Policies within the notes to our unaudited condensed consolidated financial statements.

Off Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our ability to borrow and the rates offered by lenders can be adversely affected by deterioration in the credit markets and/or deterioration of our credit profile rating. We may elect for outstanding borrowings under the 2025 Revolving Credit Facility to accrue interest at a rate based on either the Term SOFR, or the base rate, plus an applicable margin, which exposes us to interest rate risk to the extent we have borrowings outstanding under the 2025 Revolving Credit Facility.

As of June 30, 2026, the Company had $200.0 million of outstanding borrowings under the 2025 Revolving Credit Facility. We are obligated to pay interest at variable rates and other customary fees on borrowings under this facility. For the three and six months ended June 30, 2026, the 2025 Revolving Credit Facility had a weighted average interest rate of 5.93% and 6.00%, respectively.

As of June 30, 2026, the Company also had aggregate principal amounts outstanding of $1.4 billion under the Notes. Since the Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on the unaudited condensed consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

Refer to Note 7 — Debt within the notes to our unaudited condensed consolidated financial statements for more information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

On January 7, 2026, WaterBridge Texas Operating LLC (“WBTO”), a subsidiary of the Company, received an enforcement action from the RRC seeking reimbursement of approximately $6.9 million in expenses incurred by the RRC in connection with the plugging of an orphan well located in proximity to a produced water handling facility operated by WBTO. WBTO filed its response on February 6, 2026 and requested a hearing on the merits. As of August 5, 2026, a hearing date had not been set. While we cannot predict the outcome of this matter, we believe the action is without merit. Timing of resolution is uncertain.

On January 13, 2026, Arkoma Water Resources, LLC, a subsidiary of the Company filed a lawsuit against WSGP Gas Producing, LLC, a subsidiary of Trinity Operating, LLC, in the Texas Business Court, 11th Division, to enforce a contractual obligation for the use of gas transportation services in the Arkoma Basin. A trial date related to this matter is expected to occur in summer 2027.

In the opinion of our management, there are no other pending litigation, disputes or claims against us which, if decided adversely, would be expected to have a material adverse effect on our financial condition, cash flows or results of operations. Refer to Note 12 — Commitments and Contingencies within the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Item 1A. Risk Factors

This Quarterly Report should be read in conjunction with the risk factors disclosed under the heading “Risk Factors” in the 2025 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 7, 2026 (the “Q1 2026 Form 10-Q”). There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the 2025 Form 10-K and our Q1 2026 Form 10-Q.

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

On August 4, 2026, OpCo entered into an amendment (the “Amendment”) to the 2025 Revolving Credit Facility to increase its aggregate revolving commitments from $500.0 million to $750.0 million through the exercise in full of the incremental commitment capacity available under the 2025 Revolving Credit Facility. Concurrently, the Amendment re-established an incremental commitment capacity of up to an additional $250.0 million, which may be exercised by OpCo from time to time, subject to the receipt of additional commitments and the satisfaction of the other conditions set forth in the 2025 Revolving Credit Facility.

The Amendment also reduced the applicable margins and letter of credit fees by 0.25%. As amended, borrowings under the 2025 Revolving Credit Facility bear interest, at OpCo’s option, at either (i) Term SOFR plus an applicable margin ranging from 1.75% to 2.75% per annum or (ii) a base rate plus an applicable margin ranging from 0.75% to 1.75% per annum, in each case determined based on the Company’s leverage ratio.

Except as described above, the other material terms of the 2025 Revolving Credit Facility, including the maturity date, the commitment fee and the financial and other covenants, remained unchanged.

(b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c) Trading arrangements and policies.

During the three months ended June 30, 2026 none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

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

10.1*

Master Assignment, Agreement and Amendment No. 1 to Revolving Credit Agreement, dated as of August 4, 2026, among WBI Operating LLC, Truist Bank, as the administrative agent, the collateral agent, the issuing bank and a lender, and the other lenders from time to time party thereto.

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

Date: August 5, 2026	WaterBridge Infrastructure LLC

	By:	/s/ Scott McNeely
	Name: Title:	Scott McNeely Chief Financial Officer (Principal Financial Officer)