Form 10-Q
period 2026-09-30
WaterBridge Infrastructure LLC
filed 2026-11-05
CIK 2064947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, the registrant had 55,834,095 Class A shares and 67,832,611 Class B shares representing limited liability company interests (“Class B shares”) outstanding.

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

LandBridge. LandBridge Company LLC, a Delaware limited liability company (NYSE: LB, NYSE TX: LB), and its subsidiaries, for the periods prior to October 13, 2026 and LandBridge Corporation, a Texas corporation (NYSE: LB, NYSE TX: LB), and its subsidiaries, for the periods beginning on and after October 13, 2026.

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

SEC. The United States Securities and Exchange Commission.

Skim oil. Oil recovered as a byproduct of the produced water from a well during produced water handling operations.

WaterBridge. WaterBridge Infrastructure LLC, a Delaware limited liability company (NYSE: WBI; NYSE TX: WBI), and its subsidiaries.

WaterBridge Combination. The initial public offering of WaterBridge and the related corporate reorganization and transactions in connection therewith.

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

The forward-looking statements included in this Quarterly Report speak only as of the date of this report, represent management’s current reasonable expectations as of such date and are subject to the risks and uncertainties identified above as well as those described elsewhere in this Quarterly Report and in other reports and materials we file with the SEC. We cannot guarantee the accuracy of our forward-looking statements, and readers are urged to carefully review and consider the various disclosures made in this Quarterly Report and in other reports and materials we file with the SEC, in particular, the items under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) and our Quarterly Reports on Form 10-Q.

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

Item 1. Financial Statements (Unaudited)

WaterBridge Infrastructure LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$34,669	$51,543
Accounts receivable, net	209,098	161,645
Related party accounts receivable	46,081	30,469
Other receivables	1,016	2,634
Prepaid expenses and other current assets	17,001	14,834
Total current assets	307,865	261,125

Non-current assets:
Property, plant and equipment, net	2,628,930	2,285,536
Intangible assets, net	964,426	935,708
Goodwill	110,543	53,127
Deferred tax assets	185,373	131,805
Other assets	35,738	32,719
Total non-current assets	3,925,010	3,438,895
Total assets	$4,232,875	$3,700,020

Liabilities and equity
Current liabilities:
Accounts payable	$68,486	$38,732
Related party accounts payable	5,353	5,851
Accrued liabilities	165,624	129,610
Related party accrued liabilities	5,012	516
Current portion of long-term debt	13,988	12,546
Other current liabilities	4,618	1,685
Total current liabilities	263,081	188,940

Non-current liabilities:
Long-term debt, net of debt issuance costs	1,801,698	1,431,837
Tax receivable agreement liability	295,993	201,375
Other long-term liabilities	37,269	30,259
Total non-current liabilities	2,134,960	1,663,471
Total liabilities	2,398,041	1,852,411

Commitments and contingencies

Class A shares, unlimited shares authorized and 55,834,095 shares issued and outstanding as of September 30, 2026. Unlimited shares authorized and 43,264,850 shares issued and outstanding as of December 31, 2025.	764,197	606,843
Class B shares, unlimited shares authorized and 67,832,611 shares issued and outstanding as of September 30, 2026. Unlimited shares authorized and 80,190,150 shares issued and outstanding as of December 31, 2025.	-	-
Retained earnings (accumulated deficit)	2,172	(4,537)
Total shareholders’ equity attributable to WaterBridge Infrastructure LLC	766,369	602,306
Noncontrolling interest	1,068,465	1,245,303
Total shareholders’ equity	1,834,834	1,847,609
Total liabilities and equity	$4,232,875	$3,700,020

See accompanying notes to the unaudited condensed consolidated financial statements

WaterBridge Infrastructure LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Produced water handling	$186,068	$83,639	$508,969	$201,568
Produced water handling - related party	30,887	27,736	87,554	84,028
Water solutions	7,870	9,842	24,785	24,514
Water solutions - related party	1,292	573	2,709	3,874
Other revenues	11,926	1,246	30,304	2,436
Other revenues - related party	2,120	214	4,591	252
Total revenues	240,163	123,250	658,912	316,672

Direct operating costs	83,093	45,771	226,137	115,387
Direct operating costs - related party	17,269	12,458	45,612	33,662
Depreciation, depletion, amortization, and accretion	77,132	30,026	218,179	72,212
Total cost of revenues	177,494	88,255	489,928	221,261

General and administrative expense	18,549	9,004	53,042	23,179
(Gain) loss on disposal of assets, net	(31)	141	(97)	11,832
Other operating expense, net	2,839	2,156	4,003	3,821
Operating income	41,312	23,694	112,036	56,579

Interest expense, net	26,329	19,335	69,029	43,560
Other expense (income), net	71	(31)	753	(296)
Income before income taxes	14,912	4,390	42,254	13,315
Income tax expense (benefit)	1,584	(366)	4,850	(277)
Net income	$13,328	$4,756	$37,404	$13,592
Net income prior to IPO	-	7,588	-	16,424
Net income (loss) attributable to noncontrolling interest	7,794	(2,165)	23,246	(2,165)
Net income (loss) attributable to WaterBridge Infrastructure LLC	$5,534	$(667)	$14,158	$(667)

Basic and diluted net income (loss) per share of Class A shares(1)	$0.10	$(0.02)	$0.28	$(0.02)

Basic and diluted weighted average shares outstanding of Class A shares(1)	55,553,278	43,264,850	49,443,063	43,264,850
(1)
For the three and nine months ended September 30, 2025, represents the period from September 18, 2025 through September 30, 2025, the period following the WaterBridge Combination and IPO.

See accompanying notes to the unaudited condensed consolidated financial statements

WaterBridge Infrastructure LLC and Subsidiaries

Condensed Consolidated Statements of Shareholders’ and Member’s Equity

(in thousands, except share amounts)

(unaudited)

	Class A		Class B		Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Total Shareholders’ and Member’s Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2025	43,264,850	$606,843	80,190,150	$-	$(4,537)	$1,245,303	$1,847,609
Net income	-	-	-	-	3,515	6,006	9,521
Deemed non-cash contributions	-	-	-	-	-	825	825
RSU share-based compensation expense	-	635	-	-	-	1,124	1,759
Class A shares issued on vesting of RSUs, net of shares withheld for tax	1,209	(11)	-	-	-	-	(11)
Redemption of Class B shares to Class A shares	3,750,000	-	(3,750,000)	-	-	-	-
Dividends and distributions	-	-	-	-	(2,163)	(4,010)	(6,173)
RSU dividend equivalent rights	-	-	-	-	(17)	(27)	(44)
Changes in ownership interest adjustment	-	57,957	-	-	-	(57,957)	-
Tax impact of ownership interest adjustment	-	(5,597)	-	-	-	-	(5,597)
Offering costs	-	26	-	-	-	-	26
Balance at March 31, 2026	47,016,059	$659,853	76,440,150	$-	$(3,202)	$1,191,264	$1,847,915
Net income	-	-	-	-	5,109	9,446	14,555
Deemed non-cash contributions	-	-	-	-	-	835	835
RSU share-based compensation expense	-	713	-	-	-	1,035	1,748
Redemption of Class B shares to Class A shares	8,437,059	-	(8,437,059)	-	-	-	-
Dividends and distributions	-	-	-	-	(2,439)	(3,733)	(6,172)
RSU dividend equivalent rights	-	-	-	-	(19)	(24)	(43)
Changes in ownership interest adjustment	-	130,457	-	-	-	(130,457)	-
Tax impact of ownership interest adjustment	-	(30,173)	-	-	-	-	(30,173)
Offering costs	-	(376)	-	-	-	-	(376)
Balance at June 30, 2026	55,453,118	$760,474	68,003,091	$-	$(551)	$1,068,366	$1,828,289
Net income	-	-	-	-	5,534	7,794	13,328
Deemed non-cash contributions	-	-	-	-	-	524	524
RSU share-based compensation expense	-	1,072	-	-	-	1,308	2,380
Class A shares issued on vesting of RSUs, net of shares withheld for tax	210,497	(2,896)	-	-	-	-	(2,896)
Redemption of Class B shares to Class A shares	170,480	-	(170,480)	-	-	-	-
Dividends and distributions	-	-	-	-	(2,780)	(3,392)	(6,172)
RSU dividend equivalent rights	-	-	-	-	(31)	(37)	(68)
Changes in ownership interest adjustment	-	6,098	-	-	-	(6,098)	-
Tax impact of ownership interest adjustment	-	(551)	-	-	-	-	(551)
Balance at September 30, 2026	55,834,095	$764,197	67,832,611	$-	$2,172	$1,068,465	$1,834,834

See accompanying notes to the unaudited condensed consolidated financial statements

WaterBridge Infrastructure LLC and Subsidiaries

Condensed Consolidated Statements of Shareholders’ and Member’s Equity (Continued)

(in thousands, except share amounts)

(unaudited)

	Member’s Equity	Class A		Class B		Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Total Shareholders’ and Member’s Equity
	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2024	$663,049	-	$-	-	$-	$-	$-	$663,049
Deemed non-cash contributions prior to reorganization	324	-	-	-	-	-	-	324
Net income prior to reorganization	1,711	-	-	-	-	-	-	1,711
Balance at March 31, 2025	$665,084	-	$-	-	$-	$-	$-	$665,084
Contribution from member	20,000	-	-	-	-	-	-	20,000
Deemed non-cash contributions prior to reorganization	1,058	-	-	-	-	-	-	1,058
Net income prior to reorganization	7,125	-	-	-	-	-	-	7,125
Balance at June 30, 2025	$693,267	-	$-	-	$-	$-	$-	$693,267
Deemed non-cash contributions prior to reorganization	845	-	-	-	-	-	-	845
Non-cash contributions related to the Combination	784,513	-	-	-	-	-	-	784,513
Net income prior to reorganization	7,588	-	-	-	-	-	-	7,588
Effect of Combination and IPO	(1,486,213)	43,264,850	756,599	80,190,150	80	-	1,402,415	672,881
Purchase of Elda River OpCo equity interests	-	-	-	-	-	-	(228,161)	(228,161)
TRA liability at IPO and exchange of OpCo Units for Class A shares	-	-	(68,403)	-	-	-	-	(68,403)
Deemed non-cash contributions subsequent to reorganization	-	-	-	-	-	-	152	152
Noncontrolling interest rebalancing	-	-	(79,983)	-	-	-	79,983	-
RSU share-based compensation expense	-	-	75	-	-	-	139	214
Net loss subsequent to reorganization	-		-	-	-	(667)	(2,165)	(2,832)
Balance at September 30, 2025	$-	43,264,850	$608,288	80,190,150	$80	$(667)	$1,252,363	$1,860,064

See accompanying notes to the unaudited condensed consolidated financial statements

WaterBridge Infrastructure LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$37,404	$13,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	218,179	72,212
Amortization and write off of debt issuance costs	3,227	3,379
Share-based compensation	8,071	2,593
Contractual customer relationships amortization	1,374	1,374
(Gain) loss on disposal of assets, net	(97)	11,832
Tax receivable agreement remeasurement	3,236	-
Deferred income tax expense (benefit)	4,855	(420)
Other	338	160
Changes in operating assets and liabilities:
Accounts receivable	(33,457)	(26,792)
Related party accounts receivable	(15,612)	9,077
Prepaid expenses and other assets	9,281	(3,116)
Accounts payable	7,336	9,680
Taxes payable	(332)	142
Related party accounts payable	(499)	3,466
Contract liabilities	3,130	27
Accrued and other liabilities	19,148	(25,691)
Net cash provided by operating activities	265,582	71,515

Cash flows from investing activities
Acquisitions, net of cash acquired	(275,028)	39,901
Capital expenditures	(358,123)	(189,360)
Proceeds from disposal of assets	21,539	19,930
Net cash used in investing activities	(611,612)	(129,529)

Cash flows from financing activities
Proceeds from debt	540,000	55,000
Repayments of debt	(182,276)	(137,139)
Dividends, dividend equivalents and distributions paid	(18,672)	-
Debt issuance costs	(4,411)	(543)
Taxes paid related to net share settlement of RSUs	(2,907)	-
Offering costs	(1,166)	(2,326)
Repayments of finance leases	(937)	(886)
Deferred offering costs	(475)	-
Proceeds from issuance of Class A shares, net of underwriting discounts and commissions	-	685,354
Purchase of OpCo equity interests from Elda River	-	(228,161)
Contribution from member	-	20,080
Net cash provided by financing activities	329,156	391,379
Net (decrease) increase in cash and cash equivalents	(16,874)	333,365
Cash and cash equivalents - beginning of period	51,543	13,284
Cash and cash equivalents - end of period	$34,669	$346,649

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

We are a holding company whose principal asset consists of membership interests (“OpCo Units”) in WBI Operating LLC (“OpCo”). Under the limited liability company agreement of OpCo (as amended, the “OpCo LLC Agreement”), we have been designated as the managing member of OpCo and its subsidiaries, and, as the managing member, we operate and control all of the business and affairs of OpCo and its subsidiaries, and through OpCo and its subsidiaries, conduct our business. The Company did not have any business transactions or activities from its inception until the acquisition of the OpCo Units, other than related to its formation and its initial capitalization. The Company has no other operations, cash flows or material assets or liabilities other than our investment in OpCo, obligations related to our tax receivable agreement (the “TRA”) and certain deferred tax assets and income tax liabilities. Refer to Note 6 — Income Taxes and Tax Receivable Agreement for additional information.

We generate revenue primarily by charging produced water handling fees for transporting produced water for disposal to our produced water handling facilities and, to a lesser extent, by providing raw or recycled produced water to customers for reuse in drilling and completion operations and oilfield waste reclamation and disposal operations. By focusing on produced water handling, our revenues are tied primarily to the long-life production of oil and natural gas wells rather than drilling activity, which can be more cyclical in nature. Our assets primarily consist of produced water handling and recycling facilities, water pipeline systems, brackish water wells and ponds, and related facilities within the Delaware Basin in West Texas and New Mexico, the Eagle Ford Basin in South Texas and the Arkoma Basin in Oklahoma. We also operate environmental waste management facilities for the disposal of non-hazardous waste resulting from oil and gas exploration and production activity in the Delaware Basin and provide gas transportation services in the Arkoma Basin.

One of our predecessors for U.S. Securities and Exchange Commission (the “SEC”) reporting purposes is WaterBridge NDB Operating LLC (“NDB Operating”), an indirect, wholly-owned subsidiary of NDB Midstream LLC (“NDB Midstream”). NDB Midstream was the accounting acquirer in the WaterBridge Combination on September 17, 2025, as set forth in Note 1 — Organization and Nature of Operations, included in Part II, Item 8 of the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2025 (the “2025 Form 10‑K”). Accordingly, the historical financial information of WaterBridge reflects the operations of NDB Operating and its subsidiaries for periods prior to the completion of the WaterBridge Combination on September 17, 2025.

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

Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026.

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

Significant Accounting Policies

As of September 30, 2026, our significant accounting policies are consistent with those discussed in Note 2 — Summary of Significant Accounting Policies included in Part II, Item 8 of our 2025 Form 10-K. There were no significant updates or revisions to our accounting policies during the three and nine months ended September 30, 2026.

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

3.
Additional Financial Statement Information

Other Balance Sheet information is as follows:

	September 30, 2026	December 31, 2025
Prepaids and other current assets
Prepaid insurance	$10,475	$10,271
Prepaid expenses	3,013	1,884
Debt issuance costs	1,517	1,137
Other	1,996	1,542
Total prepaids and other current assets	$17,001	$14,834

Other assets
Contractual customer relationships	$16,655	$18,029
Operating lease right-of-use assets	9,582	6,537
Debt issuance costs	4,540	4,253
Non-current prepaid expenses	3,052	2,703
Other	1,909	1,197
Total other assets	$35,738	$32,719

Accounts payable
Trade payable	$53,275	$26,304
Working interest and royalty payable	12,296	10,565
Other	2,915	1,863
Total accounts payable	$68,486	$38,732

Accrued liabilities
Accrued operating and capital expenses	$90,011	$77,066
Accrued interest	46,167	21,977
Accrued payroll	15,649	19,391
Accrued property taxes	6,483	6,000
Other	7,314	5,176
Total accrued liabilities	$165,624	$129,610

Other long-term liabilities
Asset retirement obligation liability	$20,388	$16,464
Contract liabilities	8,267	5,387
Operating lease liability	5,605	5,774
Finance lease liability	1,451	1,627
Deferred tax liability	882	-
Other	676	1,007
Total other long-term liabilities	$37,269	$30,259

As of September 30, 2026 and December 31, 2025, we had allowance for doubtful accounts of $3.0 million and $4.6 million, respectively.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Other Statements of Operations information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Produced water handling revenues	$195,717	$102,314	$538,212	$260,176
Skim oil revenues	21,238	9,061	58,311	25,420
Total produced water handling revenues	$216,955	$111,375	$596,523	$285,596

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information:
Cash paid for interest	$54,732	$43,780
Cash paid for income taxes, net	$326	$310

Non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued liabilities	$102,402	$32,340
Insurance financing	$10,209	$-
Asset financing	$4,419	$1,161
Asset retirement obligation additions	$2,862	$1,930
Right-of-use assets obtained in exchange for finance lease liabilities	$1,121	$405
Equity contribution related to acquisitions	$-	$784,513

4.
Acquisitions

Northern Delaware Basin Landfill

On September 1, 2026, the Company acquired 100% of the equity interests of OWL Landfill Services LLC (“NDB Landfill”), which owns and operates an energy waste management facility located in Lea County, New Mexico. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date.

The Company subsequently sold approximately 560 acres of fee surface underlying the facility to LandBridge Company LLC (now known as LandBridge Corporation, “LandBridge”), an affiliate of the Company, for total consideration of $20.0 million. In connection with the acquisition, the Company entered into a long-term surface use agreement with LandBridge for continued use of the acreage to support the facility’s operations.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes the preliminary fair values assigned to assets acquired and liabilities assumed as of the acquisition date:

Fair Value of Consideration Transferred:
Total consideration	$192,380

Assets Acquired and (Liabilities) Assumed:
Cash and cash equivalents	106
Accounts receivable, net	7,919
Prepaid and other assets	522
Property and equipment	61,954
Intangible assets(1)	66,000
Goodwill	58,549
Accounts payable	(544)
Accrued expenses and other liabilities	(1,819)
Asset retirement obligations	(307)
Net assets acquired and (liabilities) assumed	$192,380
(1)
Acquired intangible assets solely consist of customer relationships that will be amortized straight-line over 10 years.

The purchase accounting is preliminary and may be adjusted during the one-year measurement period as the Company continues to gather and evaluate information about the facts and circumstances that existed as of the acquisition date.

Revenues and operating income before income taxes attributable to the NDB Landfill acquisition for the period from September 1, 2026 through September 30, 2026 were approximately $3.4 million and $0.5 million, respectively.

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

The following table summarizes the preliminary fair values assigned to assets acquired and liabilities assumed as of the acquisition date:

Fair Value of Consideration Transferred:
Total consideration	$82,852

Assets Acquired and (Liabilities) Assumed:
Cash and cash equivalents	97
Accounts receivable	4,670
Prepaid and other assets	288
Property and equipment	45,442
Intangible assets(1)	34,329
Accounts payable	(485)
Accrued expenses and other liabilities	(1,489)
Net assets acquired and (liabilities) assumed	$82,852
(1)
Acquired intangible assets solely consist of customer contracts that will be amortized straight-line over 15 years.

The purchase accounting is preliminary and may be adjusted during the one-year measurement period as the Company continues to gather and evaluate information about the facts and circumstances that existed as of the acquisition date.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Revenues and operating income before income taxes attributable to the Ranger acquisition for the period from June 22, 2026 through September 30, 2026 were approximately $4.6 million and $0.8 million, respectively.

WaterBridge Combination

Subsequent to the WaterBridge Combination, management identified a $1.1 million adjustment to working capital for collectability of accounts receivable resulting in an associated adjustment to goodwill during the one-year measurement period. The one-year measurement period for the WaterBridge Combination ended in September 2026.

Pro Forma Results

The unaudited pro forma financial information presented below was derived from historical financial records of the Company, Ranger and NDB Landfill and presents the combined operating results for the periods presented as if the acquisitions had occurred on January 1, 2025. The unaudited pro forma operating results for Ranger and NDB Landfill include adjustments to reflect (1) incremental depreciation and amortization expense, (2) increased interest expense related to the additional borrowings incurred to fund the acquisitions, and (3) elimination of historical operating and administrative expenses of Ranger and NDB Landfill that would not have continued under the Company’s operations.

Accordingly, the following unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Ranger and NDB Landfill acquisitions had occurred at the beginning of fiscal year 2025, nor are they indicative of the Company’s future results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$247,013	$134,434	$695,734	$355,855
Net income	$13,349	$52	$36,138	$5,207

5.
Property, Plant and Equipment

As of September 30, 2026 and December 31, 2025, property, plant and equipment, net of accumulated depreciation, depletion, and amortization consisted of the following:

	September 30, 2026	December 31, 2025
Wells, pipelines, facilities, ponds and related equipment	$2,511,295	$2,142,478
Brackish water wells, facilities, ponds and related equipment	42,777	39,002
Gas pipelines, related equipment and other	35,175	35,175
Buildings, vehicles, equipment, furniture and other	144,543	118,347
Energy waste management facilities and related equipment	71,881	29,213
Land	16,985	16,985
Construction in progress	184,081	146,589
Total property, plant and equipment	3,006,737	2,527,789
Less: Accumulated depreciation, depletion, and amortization	(377,807)	(242,253)
Total property, plant and equipment, net	$2,628,930	$2,285,536

Depreciation, depletion, and amortization expense attributable to property, plant and equipment are as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense	$48,725	$23,242	$138,473	$60,281
Amortization expense	1,015	798	3,116	1,836
Depletion expense	2,263	144	3,439	144
Total depreciation, depletion and amortization expense	$52,003	$24,184	$145,028	$62,261

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

The calculation of the Company's effective tax rate was as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income before income taxes	$14,912	$4,390	$42,254	$13,315
Income tax expense (benefit)	$1,584	$(366)	$4,850	$(277)
Effective tax rate	10.62%	(8.34%)	11.48%	(2.08%)

The effective tax rate for the three and nine months ended September 30, 2026 differs from the statutory rate of 21.0% primarily due to the income attributable to noncontrolling interest. For the three and nine months ended September 30, 2025, OpCo was subject only to entity level state income tax in the state of Texas for periods prior to the IPO.

OpCo and the majority of its subsidiaries are limited liability companies treated as partnerships or disregarded entities for U.S. federal income tax purposes and, therefore, have not been subject to U.S. federal income tax at an entity level. As a result, the consolidated net income in the Company’s historical financial statements for periods prior to the IPO and WaterBridge Combination does not reflect the tax expense (benefit) we would have incurred if we were subject to U.S. federal income tax at an entity level during those periods. OpCo continues to be treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to OpCo’s members, including the Company, and any taxable income of OpCo is reported in the respective tax returns of its members. We did not engage in any material business activities or have any material assets prior to the closing of the WaterBridge Combination.

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

As a result of entering into the TRA, the Company recorded a TRA liability on the condensed consolidated balance sheets. The TRA liability is primarily attributable to existing tax basis of OpCo prior to the IPO as well as NOL carryforwards of WB 892 and basis adjustments and existing tax basis arising as a result of redemptions of OpCo Units subsequent to the IPO. The establishment of the TRA liability as a result of the WaterBridge Combination and IPO, as well as subsequent redemptions of OpCo Units, is recorded against Class A shares in the condensed consolidated statements of shareholders’ and member’s equity. Subsequent adjustments to the initial establishment of obligations under the TRA, which might result from, among other things, changes in expectations about the extent to which tax benefits subject to the TRA will be realized and tax rate changes, would be recognized in earnings. This arrangement does not represent a tax based on income, but rather a contractual relationship between an entity and its shareholders and is accounted for

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

under ASC 450 — Contingencies. The effects of these adjustments are not an element of income tax expense as they do not relate to costs incurred in connection with compliance with income tax law. As of September 30, 2026 and December 31, 2025, we had a TRA liability balance of $298.5 million and $201.4 million, respectively. The current portion of the TRA liability of $2.5 million is presented within other current liabilities on the condensed consolidated balance sheets.

During the nine months ended September 30, 2026, TRA Holders redeemed 12,357,539 OpCo Units (together with the cancellation of a corresponding number of Class B shares) for an equivalent amount of Class A shares. We recognize a liability for the estimated amounts payable under the TRA when it is probable that taxable income will be sufficient to realize the related tax benefits and the amounts can be reasonably estimated. The estimation of liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income in the future. Changes in tax laws or rates could also materially impact the estimated liability. We recorded an additional TRA liability of $93.9 million during the nine months ended September 30, 2026 related to the redemptions.

Additionally, during the nine months ended September 30, 2026, we recognized a TRA remeasurement loss of $3.2 million. The TRA remeasurement loss is related to adjustments from previous estimates upon finalization of the tax attributes subject to the TRA and is presented within other expense (income), net on the condensed consolidated statements of operations.

7.
Debt

As of September 30, 2026 and December 31, 2025, debt consisted of the following:

	September 30, 2026	December 31, 2025
6.25% Senior Notes due 2030	$825,000	$825,000
6.50% Senior Notes due 2033	750,000	600,000
2025 Revolving Credit Facility	245,000	25,000
Insurance financing notes	10,209	8,657
Asset financing notes	7,039	6,272
Total debt	1,837,248	1,464,929
Current portion of long-term debt	(13,988)	(12,546)
Unamortized debt issuance costs	(21,562)	(20,546)
Total long-term debt	$1,801,698	$1,431,837

Notes

In October 2025, OpCo, as the issuer, issued $600.0 million aggregate principal amount of 6.50% fixed-rate senior unsecured notes due October 2033 (the “Existing 2033 Notes”) in a private placement. In August 2026, OpCo issued an additional $150.0 million aggregate principal amount of 6.50% fixed-rate senior unsecured notes due 2033 (the “Additional 2033 Notes”) in a private placement. The Additional 2033 Notes were issued under the 2033 Notes Indenture (as defined below) on terms identical to the Existing 2033 Notes other than the issue date. The Additional 2033 Notes and the Existing 2033 Notes are treated as a single series for all purposes under the 2033 Notes Indenture (together, the “2033 Notes”), bringing the total aggregate principal amount to $750.0 million.

In October 2025, OpCo, as the issuer, issued $825.0 million aggregate principal amount of 6.25% fixed-rate senior unsecured notes due October 2030 (the “2030 Notes,” together with the 2033 Notes, the “Notes”) in a private placement.

In connection with the private placement of the Existing 2033 Notes and the 2030 Notes, OpCo and each of the Guarantors (as defined below) entered into indentures, with UMB Bank, N.A., as trustee, relating to the issuance of the 2030 Notes (the “2030 Notes Indenture”) and the Existing 2033 Notes (the “2033 Notes Indenture,” and together with the 2030 Notes Indenture, the “Indentures”). The Indentures contain customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of dividends or similar restricted payments, undertaking transactions with OpCo’s unrestricted affiliates, and limitations on asset sales.

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

The Notes and the Guarantees rank equally in right of payment with all of OpCo’s and the Guarantors’ existing and future senior indebtedness and senior to all of OpCo’s and the Guarantors’ future subordinated indebtedness. The Notes and the Guarantees are effectively subordinated in right of payment to all of OpCo’s and the Guarantors’ existing and future secured debt, including debt under the 2025 Revolving Credit Facility (as defined below), to the extent of the value of the assets securing such debt, and will be structurally subordinated to all liabilities of any future subsidiaries of OpCo that do not guarantee the Notes.

As of September 30, 2026 and December 31, 2025, the carrying amount and fair value of the Notes are as follows:

	September 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Notes	$1,575,000	$1,521,375	$1,425,000	$1,426,688
(1)
The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.

2025 Revolving Credit Facility

In October 2025, OpCo entered into a revolving credit agreement (as may be amended, restated, supplemented or otherwise modified from time to time, the “2025 Revolving Credit Facility”), which provides for aggregate revolving commitments of $500.0 million and matures on the earlier of (i) September 26, 2030, and (ii) the date that is ninety-one (91) days prior to the stated maturity of the Notes if, on such date, the outstanding principal amount of the Notes exceeds $50.0 million (the “Maturity Date”). Borrowings under the 2025 Revolving Credit Facility are secured by a first-priority lien on substantially all assets of OpCo and its subsidiaries and are also guaranteed by each of its subsidiaries.

In August 2026, OpCo entered into an amendment (the “August 2026 Amendment”) to the 2025 Revolving Credit Facility to increase its aggregate revolving commitments from $500.0 million to $750.0 million through the full exercise of the incremental commitment capacity available under the 2025 Revolving Credit Facility, and re-establish an incremental commitment capacity of up to an additional $250.0 million, exercisable subject to receipt of additional commitments and other customary conditions. The August 2026 Amendment also reduced the applicable margins and letter of credit fees by 0.25%. All other material terms, including the Maturity Date and the financial and other covenants, remained unchanged.

As of September 30, 2026, the Company had $245.0 million outstanding borrowings under the 2025 Revolving Credit Facility. The weighted average interest rate on the total amount of borrowings under the 2025 Revolving Credit Facility was 5.83% and 5.90%, respectively, for the three and nine months ended September 30, 2026. The carrying value of the borrowings outstanding under the 2025 Revolving Credit Facility approximates fair value because the interest rates applicable to such amounts are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

The applicable margin on the interest rate, the commitment fees and the letter of credit fees are determined based on the Company’s leverage ratio. The applicable margin ranges are:

Term SOFR applicable margin	1.75% - 2.75%
Base Rate applicable margin	0.75% - 1.75%
Commitment fees	0.375% - 0.500%
Letter of credit fees	1.75% - 2.75%

The 2025 Revolving Credit Facility contains certain affirmative and negative covenants customary for similar credit facilities. The 2025 Revolving Credit Facility contains certain financial covenants that require OpCo to maintain as of the last day of each Test Period (as defined in the 2025 Revolving Credit Facility) (a) a consolidated interest coverage ratio of no less than 2.50:1.00; (b) a consolidated net leverage ratio of not more than 5.00:1.00 (subject to a two full quarter step-up period of 5.25:1.00 upon the consummation of a material acquisition); and (c) a consolidated net senior secured leverage ratio of not more than 3.50:1.00. The 2025 Revolving Credit Facility also contains customary events of defaults. The occurrence and continuation of an event of default would permit the Lenders to terminate their commitments to advance loans under the 2025 Revolving Credit Facility, to require immediate repayment of any outstanding loans, including interest accrued, and all other obligations and amounts owed under the 2025 Revolving Credit Facility and to require the outstanding letters of credit to be cash collateralized pursuant to and in accordance with the terms of the 2025 Revolving Credit Facility. As of September 30, 2026, the Company was in compliance with these covenants.

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

During the three and nine months ended September 30, 2026, the Company recorded $1.8 million and $9.2 million, respectively, of capitalized interest. The Company recorded $4.1 million of capitalized interest during the nine months ended September 30, 2025, and none during the three months ended September 30, 2025.

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

Insurance Notes

During the nine months ended September 30, 2026, the Company entered into a promissory note for the payment of insurance premiums with an aggregate principal of $10.2 million and an interest rate of 5.00% annually. These notes mature on September 30, 2027.

At the time of the WaterBridge Combination, the Company assumed promissory notes from WBEF entered into during 2025 for the payment of insurance premiums with an aggregate principal amount of $11.8 million and an interest rate of 6.49% annually. These notes matured on August 1, 2026.

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

Dividends and Distributions

(in thousands, except for per share amounts) Cash Dividends	Date of Record	Dividends Paid to Class A Shareholders	Distributions Paid to OpCo Unitholders(1)	Rate Per Share
2026:
First Quarter	March 5, 2026	$2,163	$4,010	$0.05
Second Quarter	June 4, 2026	2,439	3,733	$0.05
Third Quarter	August 27, 2026	2,780	3,392	$0.05
Total		$7,382	$11,135
(1)
Excludes the Company.

Redemptions

During the nine months ended September 30, 2026, legacy Desert Environmental Holdings LLC members redeemed 631,679 OpCo Units (together with the cancellation of a corresponding number of Class B shares) for an equivalent amount of Class A shares.

During the nine months ended September 30, 2026, Devon WB Holdco LLC, NDB Holdings LLC and Desert Environmental Holdings LLC redeemed 6,219,186 OpCo Units (together with the cancellation of a corresponding number of Class B shares) for an equivalent amount of Class A shares.

During the nine months ended September 30, 2026, legacy NDB Holdings LLC members redeemed 1,756,674 OpCo Units (together with the cancellation of a corresponding number of Class B shares) for an equivalent amount of Class A shares.

During the nine months ended September 30, 2026, Elda River redeemed 3,750,000 OpCo Units (together with the cancellation of a corresponding number of Class B shares) for an equivalent amount of Class A shares.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Incentive units	$524	$997	$2,184	$2,379
Restricted share units	2,380	214	5,887	214
Total share-based compensation expense	$2,904	$1,211	$8,071	$2,593

NDB Incentive Units

Management and certain employees participate in an equity-based incentive unit plan consisting of time-based awards of profits interests (the “NDB Incentive Units”) in NDB LLC. A summary of the NDB Incentive Unit activity during the nine months ended September 30, 2026, is shown in the following table:

	Incentive Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2025	18,380	$872
Granted	-
Forfeited	(145)	$763
Outstanding at September 30, 2026	18,235	$873	0.8

As of September 30, 2026, remaining unrecognized compensation expense for the NDB Incentive Units was $2.6 million, which the Company expects to recognize over a weighted average remaining period of approximately 1.4 years.

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

A summary of RSU activity during the nine months ended September 30, 2026, is shown in the following table:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	884,000	$22.63
Granted	473,862	$33.19
Forfeited	(17,459)	$22.60
Vested(1)	(305,975)	$22.72
Nonvested at September 30, 2026	1,034,428	$27.44
(1)
Included within the 305,975 RSUs that vested during the nine months ended September 30, 2026, 94,269 RSUs were surrendered by employees to the Company to settle tax withholding requirements.

As of September 30, 2026, remaining unrecognized compensation expense for the RSUs was $27.5 million, which the Company expects to recognize over a weighted average remaining period of approximately 3.1 years.

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

The following table sets forth the computation of basic and diluted EPS attributable to our Class A shares for the three and nine months ended September 30, 2026, which represents the period subsequent to the IPO.

(in thousands, except for share and per share amounts)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Period from September 18, 2025 to September 30, 2025
Numerator
Net income	$13,328	$37,404	$4,756
Less: Net income prior to IPO	-	-	7,588
Less: Net income (loss) attributable to non-controlling interest	7,794	23,246	(2,165)
Net income (loss) attributable to WaterBridge Infrastructure LLC	5,534	14,158	(667)
Less: Earnings allocated to participating securities	121	281	-
Basic net income (loss) attributable to WaterBridge Infrastructure LLC	$5,413	$13,877	$(667)

Denominator
Weighted average Class A shares outstanding, basic and diluted	55,553,278	49,443,063	43,264,850

Net income (loss) per Class A share, basic and diluted	$0.10	$0.28	$(0.02)

Weighted-average Class B shares of 67,932,675 and 74,022,806 were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive for the three and nine months ended September 30, 2026, respectively, and have been excluded from the computation of diluted net income per share. In addition, weighted-average RSUs of 1,119,137 and 964,011 were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive for the three and nine months ended September 30, 2026, respectively, and have been excluded from the computation of diluted net income per share. For the period from September 18, 2025 through September 30, 2025, 80,190,150 Class B shares were evaluated under the if-converted method and weighted-average RSUs of 122,158 were evaluated under the treasury stock method and were determined to be anti-dilutive and have been excluded from the computation of diluted net loss per share.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

11.
Related Party Transactions

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statements Location	2026	2025	2026	2025
Revenues - Related Party
Customer Agreements	Produced water handling - related party	$30,887	$27,736	$87,554	$84,028
Customer Agreements	Water solutions - related party	1,292	573	2,709	3,874
Customer Agreements	Other revenues - related party	2,120	214	4,591	252
		$34,299	$28,523	$94,854	$88,154
Direct Operating Costs - Related Party
Supplier Agreements	Direct operating costs - related party	$17,269	$12,458	$45,612	$33,662

	Financial Statements Location	September 30, 2026	December 31, 2025
Accounts Receivable - Related Party
Customer Agreements	Related party accounts receivable	$44,862	$29,661
Shared Services Agreement	Related party accounts receivable	1,219	808
		$46,081	$30,469

Accounts Payable - Related Party
Supplier Agreements	Related party accounts payable	$5,353	$5,851

Accrued Liabilities - Related Party
Supplier Agreements	Related party accrued liabilities	$5,012	$516

Shared Services Agreement

Prior to the WaterBridge Combination, NDB Operating received common management and general, administrative, overhead and operating services in support of NDB Operating’s operations and development activities pursuant to a shared services agreement (the “Shared Services Agreement”) with certain subsidiaries of WBEF, Desert Environmental LLC (“Desert Environmental”) and LandBridge. NDB Operating was required to reimburse all fees, including an administrative mark-up for shared services, incurred by them that were necessary to perform services under the Shared Services Agreement. For shared services, the basis of allocation was an approximation of time spent on activities supporting NDB Operating. For shared costs paid on behalf of NDB Operating, the costs were directly allocated based on NDB Operating’s pro rata share of expenses. NDB Operating paid approximately $17.8 million and $53.7 million during the three and nine months ended September 30, 2025, respectively, for shared services and direct cost reimbursements.

Subsequent to the WaterBridge Combination, we provide LandBridge with management, general, administrative, overhead and operating services in support of LandBridge’s operations and development activities under the Shared Services Agreement. LandBridge is required to reimburse all fees, including an administrative mark-up for shared services, that are necessary for us to perform services under the Shared Services Agreement. For shared services, the basis of allocation is an approximation of time spent on activities supporting LandBridge. We received approximately $10.3 million and $16.3 million during the three and nine months ended September 30, 2026, respectively, for shared services and direct cost reimbursements.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Legacy Financial Sponsor Services Agreement

Five Point Infrastructure LLC (“Five Point”), our legacy financial sponsor, invoices the Company, and the Company reimburses Five Point in cash, for expenses associated with the Company’s use of Five Point’s geographic information system (“GIS”) and certain legal services provided by Five Point. The reimbursement includes allocated Five Point personnel costs and third-party software and hardware expenses and is determined based on the Company’s use of Five Point’s total services for such period. For the three months ended September 30, 2026 and 2025, the Company paid reimbursements to Five Point of $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company paid reimbursements to Five Point of $0.7 million and $0.5 million, respectively.

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

Subsequent to the WaterBridge Combination, certain subsidiaries of the Company are parties to the Water Facilities Access Agreements, as well as certain surface use agreements with LandBridge in the southern region of the Delaware Basin. Under such Water Facilities Access Agreements and surface use agreements, such subsidiaries of the Company have certain rights to access, construct, operate and maintain (a) certain brackish water, produced water and recycled water pipelines and facilities in the ordinary course of business on certain acreage of LandBridge and an affiliate of Devon in the Stateline region of the Delaware Basin and certain acreage of LandBridge in the southern region of the Delaware Basin and (b) certain environmental waste management facilities in the ordinary course of business on certain acreage of LandBridge at specified locations in the Stateline region and southern region of the Delaware Basin. The agreements included fee schedules and arrangements for specified surface use activities, such as produced water transportation royalties, rights-of-way, overhead electric lines and other similar surface damages. We paid $27.9 million and $10.6 million during the three months ended September 30, 2026 and 2025, respectively, and $56.0 million and $30.4 million during the nine months ended September 30, 2026 and 2025, respectively, for services under these agreements.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Waste Handling Agreement

Prior to the WaterBridge Combination, a subsidiary of NDB Operating was party to a waste handling agreement with subsidiaries of Desert Environmental that operated environmental remediation facilities on terms substantially similar to those generally available for solids waste management services in the Delaware Basin. Under such agreement, such subsidiary of NDB Operating dedicated oilfield solids and other solids waste materials generated by or arising out of its operations within an area of mutual interest to Desert Reclamation LLC for processing, handling and disposal. The agreement includes a fee schedule and arrangements for specified solids waste management services. Subsequent to the WaterBridge Combination, waste handling agreements among subsidiaries of the Company and subsidiaries of Desert Environmental are now intercompany agreements and therefore do not constitute related party transactions as the Company consolidated both parties to the agreements. All preexisting relationships were settled in conjunction with the WaterBridge Combination.

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

Sale of Land to LandBridge

In September 2026, the Company sold approximately 560 surface acres in connection with the NDB Landfill acquisition to LandBridge for cash proceeds of $20.0 million received at closing. No gain or loss was recognized on the sale.

Concurrent with such sale, the Company and LandBridge entered into a long-term surface use agreement for the operation of the energy waste management facility on terms substantially similar to the existing surface use agreements between the Company and LandBridge described above.

Desert 302 Transaction

In August 2026, the Company purchased an environmental waste management permit from LandBridge and concurrently entered into long-term surface use agreements with LandBridge on terms substantially similar to the existing surface use agreements between the Company and LandBridge described above. The Company paid approximately $0.7 million for the permit and $3.0 million in surface damages related to the surface use agreements.

12.
Commitments and Contingencies

On January 7, 2026, WaterBridge Texas Operating LLC (“WBTO”), a subsidiary of the Company, received an enforcement action from the Railroad Commission of Texas (“RRC”) seeking reimbursement of approximately $6.9 million in expenses incurred by the RRC in connection with the plugging of an orphan well located in proximity to a produced water handling facility operated by WBTO. WBTO filed its response on February 6, 2026, and requested a hearing on the merits. While we cannot predict the outcome of this matter, we believe the action is without merit and timing of resolution is uncertain. As of September 30, 2026, the Company has no amounts accrued related to this matter.

The Company records liabilities related to litigation and other legal proceedings when they are either known or considered probable and can be reasonably estimated. Legal proceedings are inherently unpredictable and subject to significant uncertainties, and significant judgment is required to determine both probability and the estimated amount. As any new information becomes available, the Company reassesses the potential liability related to pending litigation. While the results of these litigation matters and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material impact on the Company's operating results, financial position or cash flows.

WaterBridge Infrastructure LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

13.
Subsequent Events

On November 3, 2026, the Company’s board of directors declared a dividend on our Class A shares of $0.05 per share, payable on December 10, 2026, to shareholders of record as of November 25, 2026, and a corresponding required cash distribution to OpCo unitholders (other than the Company).

WaterBridge Equity Finance LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands)

(unaudited)

	For the Period July 1, 2025 through September 16, 2025	For the Period January 1, 2025 through September 16, 2025
Revenues:
Produced water handling	$73,357	$229,038
Produced water handling - related party	100	315
Water solutions	1,309	8,327
Other revenues	1,533	4,954
Total revenues	76,299	242,634

Direct operating costs	28,211	88,529
Direct operating costs - related party	1,059	4,256
Depreciation, amortization and accretion	23,676	82,974
Total cost of revenues	52,946	175,759

General and administrative (income) expense	(17,262)	1,678
Other operating expense, net	3,182	4,810
Operating income	37,433	60,387

Interest expense, net	25,369	79,710
Other income, net	(884)	(2,421)
Income (loss) from operations before taxes	12,948	(16,902)

Income tax benefit	(11)	(40)
Net income (loss)	$12,959	$(16,862)

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

See accompanying notes to the unaudited condensed consolidated financial statements

WaterBridge Equity Finance LLC and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

For the Period January 1, 2025 through September 16, 2025
Cash flows from operating activities
Net loss	$(16,862)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	82,974
Amortization of debt issuance costs	6,528
Share-based compensation	(15,381)
Contractual customer relationships amortization	1,043
Other	1,314
Changes in operating assets and liabilities:
Accounts receivable	(5,737)
Related party accounts receivable	2,408
Prepaid expenses and other assets	681
Accounts payable	(2,229)
Related party accounts payable	(1,754)
Contract liabilities	(537)
Accrued and other liabilities	22,451
Net cash provided by operating activities	74,899

Cash flows from investing activities
Capital expenditures	(76,186)
Proceeds from disposal of assets	2,895
Net cash used in investing activities	(73,291)

Cash flows from financing activities
Proceeds from debt	25,000
Repayments of debt	(15,964)
Distributions paid on Redeemable Series A Preferred Units	(13,308)
Settlement of contingent consideration	(3,000)
Deferred offering costs	(2,356)
Debt issuance costs	(151)
Distributions paid to member	(10)
Net cash used in financing activities	(9,789)
Net decrease in cash and cash equivalents	(8,181)
Cash and cash equivalents - beginning of period	47,887
Cash and cash equivalents - end of period	$39,706

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

Significant Accounting Policies

The significant accounting policies applicable to the Company’s operations during the periods from July 1, 2025 through September 16, 2025, and from January 1, 2025 through September 16, 2025 were consistent with the accounting policies discussed in Note 2 — Summary of Significant Accounting Policies included in Part II, Item 8 of our 2025 Form 10-K.

3.
Additional Financial Statement Information

Statements of Operations information is as follows:

	For the Period July 1, 2025 through September 16, 2025	For the Period January 1, 2025 through September 16, 2025
Produced water handling revenues	$66,628	$210,208
Skim oil revenues	6,829	19,145
Total produced water handling revenues	$73,457	$229,353

For the periods from July 1, 2025 through September 16, 2025, and from January 1, 2025 through September 16, 2025, the Company had $20.5 million and $72.3 million in depreciation expense, respectively, associated with the property, plant and equipment.

Supplemental cash flow information is as follows:

For the Period January 1, 2025 through September 16, 2025
Supplemental cash flow information:
Cash paid for interest	$53,521

Non-cash investing and financing activities:
Insurance financing	$11,807
Capital expenditures in accounts payable and accrued liabilities	$7,233
Asset retirement obligation additions	$1,446
Asset financing	$1,434

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

Performance Incentives: During the periods from July 1, 2025 through September 16, 2025, and from January 1, 2025 through September 16, 2025, the Company made $0.3 million and $3.0 million in incentive payments, respectively, under a performance‑based

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

contingent consideration arrangement entered into as part of a December 9, 2022 asset acquisition. No other activity occurred under this arrangement during the period.

4.
Related Party Transactions

	Financial Statements Location	For the Period July 1, 2025 through September 16, 2025	For the Period January 1, 2025 through September 16, 2025
Revenues - Related Party
Customer Agreement	Produced water handling - related party	$100	$315

Direct Operating Costs - Related Party
Supplier Agreements	Direct operating costs - related party	$1,059	$4,256

Shared Services Agreement

The Company and its subsidiaries, including WaterBridge Management Company, LLC, are parties to a shared services agreement with WBR, Holdings, WaterBridge NDB LLC (“NDB LLC”) and its subsidiaries, LandBridge Company LLC (“LandBridge”) and its subsidiaries, and Desert Environmental LLC (“Desert Environmental”) and its subsidiaries, each being an affiliate of the Company, pursuant to which the Company and its subsidiaries provide various general, administrative and operating services. The Company and its subsidiaries are entitled to reimbursement for all fees incurred that are necessary to perform services under the shared services agreement. For shared services, the basis of allocation is an approximation of time spent on activities to support the other party. For shared costs paid on our behalf, the costs are directly allocated to us based on our pro rata share of the expenses. For the periods from July 1, 2025 through September 16, 2025, and from January 1, 2025 through September 16, 2025, the Company received approximately $21.3 million and $69.9 million, respectively, for shared services and direct cost reimbursements.

Legacy Financial Sponsor Services Agreement

Five Point Infrastructure LLC (“Five Point”), our legacy financial sponsor, invoices the Company, and the Company reimburses Five Point in cash, for expenses associated with the Company’s use of Five Point’s geographic information system (“GIS”) and legal services. The reimbursement includes allocated Five Point personnel costs and third-party software and hardware expenses and is determined based on the Company’s use of Five Point’s total services for such period. For the periods from July 1, 2025 through September 16, 2025, and from January 1, 2025 through September 16, 2025, the Company reimbursed $0.1 million and $0.4 million, respectively, for GIS and legal services.

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

Water Facilities Access Agreements

A subsidiary of the Company is a party to a surface use agreement with a subsidiary of LandBridge. Pursuant to such agreement, such subsidiary of the Company has certain non-exclusive rights to construct, operate and maintain produced water handling facilities on

WaterBridge Equity Finance LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

certain lands owned by a subsidiary of LandBridge in southern Reeves County, Texas. A subsidiary of the Company also acquired several surface use agreements, easements and rights-of-way on such lands that grant us the right to operate and maintain certain specified produced water handling facilities and pipelines. Such agreement includes a customary fee schedule for specified surface use activities, such as produced water transportation royalties in certain circumstances and the payment of surface damages for the construction of pipelines, access roads and overhead electric lines. Such agreements did not constitute related party transactions prior to a subsidiary of LandBridge’s acquisition of the land underlying such agreements in December 2024. For the periods from July 1, 2025 through September 16, 2025, and from January 1, 2025 through September 16, 2025, the Company paid $0.3 million and $0.9 million, respectively, under such agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with, the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) and the accompanying unaudited condensed consolidated financial statements (“Financial Statements”) and notes thereto in Part I, Item 1. “Financial Statements” of this Quarterly Report. The historical financial information presented reflects only the historical financial results of WaterBridge NDB Operating LLC, one of our predecessors for SEC reporting purposes, and its subsidiaries for periods prior to September 17, 2025, and to WaterBridge and its subsidiaries for periods after such date. Separate historical results of WaterBridge Equity Finance LLC, a former Delaware limited liability company (“WBEF”), our other SEC reporting predecessor, are presented following the historical financial results of the Company.

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

Market Condition and Outlook

The global economy and the oil and natural gas industry have continued to face substantial volatility, driven by geopolitical conflicts, domestic political uncertainties, potential U.S. and foreign tariffs, evolving international trade policies and conflicts, OPEC+ production decisions, persistent elevated inflation, higher interest rates and capital costs, and continued industry consolidation. In particular, the war between the United States and Iran (the “Iran War”) has driven significant commodity price and inflation volatility during 2026. Ongoing disruption in the Strait of Hormuz, a key global oil and petrochemical chokepoint, has contributed to elevated commodity prices and shipping costs. Further escalation could increase prices further, while de-escalation could cause prices to decline, and either outcome may influence E&P operators’ drilling and production decisions. Given the unresolved nature of the Iran War, we cannot predict the extent or duration of related volatility or its ultimate impact on our business. Commodity price volatility directly affects E&P operators’ development plans, rig counts and overall activity levels. In addition, the Federal Reserve’s recent interest rate increase and a stronger U.S. dollar have increased capital costs, which may temper E&P operators’ spending despite elevated oil prices.

Broader macroeconomic and policy developments and shifts in international trade policies (such as the imposition of tariffs or product restrictions) could impair our customers’ ability to secure raw materials, equipment or financing. This, in turn, may reduce their operational activity within our areas of operation in the Delaware Basin. Any escalation in U.S. trade disruptions or retaliatory measures from other nations could adversely affect demand for our produced water handling and other water management services.

Despite these challenges, we believe the outlook for energy and infrastructure development, particularly within the Permian Basin, remains positive. E&P activity in the Permian Basin, including the Delaware Basin, has remained largely resilient given favorable well economics. This continued development may be aided by President Trump’s various executive orders relating to energy production, which include expedited approvals for energy resource infrastructure and the removal of various impediments to the development of domestic energy resources, including oil and gas. We believe this growth in production activity will require increased produced water handling capacity, as the volume of produced water from wells in the Delaware Basin significantly exceeds the volume of the related oil and natural gas production.

Third Quarter Results

Significant financial and operating highlights for the third quarter of 2026 include:

•
Revenues of $240.2 million, an increase of 95% as compared to the third quarter of 2025;
•
Net income of $13.3 million, an increase of 180% as compared to the third quarter of 2025;
•
Net income margin of 6% compared to 4% in the third quarter of 2025;
•
Adjusted EBITDA(1) of $124.2 million, an increase of 112% as compared to the third quarter of 2025;
•
Adjusted EBITDA Margin(1) of 52%, an increase of 9% as compared to the third quarter of 2025;
•
Gross Margin of $62.7 million, an increase of 79% as compared to the third quarter of 2025;
•
Adjusted Operating Margin(1) of $131.8 million, an increase of 104% as compared to the third quarter of 2025;
•
Total produced water handling volumes(2) of 2,752 MBbl per day, an increase of 82% as compared to the third quarter of 2025; and
•
Total water solutions volumes of 334 MBbl per day, an increase of 21% as compared to the third quarter of 2025.
(1)
Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Operating Margin are non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” for more information regarding these non-GAAP financial measures and reconciliations to the most comparable GAAP measures.
(2)
Total produced water handling volumes exclude skim oil volumes.

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

WaterBridge Infrastructure LLC

	Three Months Ended September 30,		Amount of Increase	Percentage
(in thousands)	2026	2025	(Decrease)	Change
Revenues:
Produced water handling	$216,955	$111,375	$105,580	95%
Water solutions	9,162	10,415	(1,253)	(12)%
Other revenues	14,046	1,460	12,586	862%
Total revenues	240,163	123,250	116,913	95%

Direct operating costs	100,362	58,229	42,133	72%
Depreciation, depletion, amortization and accretion	77,132	30,026	47,106	157%
Total cost of revenues	177,494	88,255	89,239	101%

General and administrative expense	18,549	9,004	9,545	106%
Other operating expense, net	2,808	2,297	511	22%
Operating income	41,312	23,694	17,618	74%

Interest expense, net	26,329	19,335	6,994	36%
Other expense (income), net	71	(31)	102	(329)%
Income before income taxes	14,912	4,390	10,522	240%
Income tax expense (benefit)	1,584	(366)	1,950	(533)%
Net income	$13,328	$4,756	$8,572	180%

Operating Metrics

The amount of revenue we generate depends primarily on the volumes of water that we handle for, sell to or transfer for our customers.

The table below provides operational and financial data by revenue stream for the periods indicated.

	Three Months Ended September 30,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change
Volumes: (MBbl/d)
Produced water handling (1)	2,752	1,513	1,239	82%
Water solutions
Recycled produced water	272	226	46	20%
Brackish water	62	50	12	24%
Total water solutions	334	276	58	21%
Total	3,086	1,789	1,297	72%

Operating metrics: ($/Bbl) (2)
Produced water handling	$0.85	$0.81	$0.04	5%
Water solutions	$0.30	$0.41	$(0.11)	(27)%
Total revenues (3)	$0.80	$0.74	$0.06	8%
Direct operating costs	$0.35	$0.35	$-	0%
Gross margin (4)	$0.22	$0.21	$0.01	5%
Adjusted Operating Margin (5)	$0.46	$0.39	$0.07	18%
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

The table below provides operational and financial data related to skim oil volumes recovered for the periods indicated.

	Three Months Ended September 30,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change
Skim oil volumes (Bbl/d)	2,740	1,668	1,072	64%
Skim oil realization (1)	0.10%	0.11%	(0.01)%	(9)%
Skim oil realized price ($/Bbl) (2)	$84.24	$59.04	$25.20	43%
(1)
Skim oil realization is calculated as skim oil volumes divided by produced water handling volumes.
(2)
Realized skim oil pricing is net of certain industry customary deductions.

Revenues

Produced Water Handling Revenues

The table below provides financial data by produced water handling revenue stream and related unit prices for the periods indicated.

	Three Months Ended September 30,		Amount of Increase	Percentage
Revenues (in thousands):	2026	2025	(Decrease)	Change
Produced water handling revenues	$195,717	$102,314	$93,403	91%
Skim oil revenues	21,238	9,061	12,177	134%
Total produced water handling revenues	$216,955	$111,375	$105,580	95%

Unit prices: ($/Bbl)
Produced water handling revenues	$0.77	$0.74	$0.03	4%
Skim oil revenues (1)	$0.08	$0.07	$0.01	14%
Total produced water handling revenues	$0.85	$0.81	$0.04	5%
(1)
Skim oil unit price is calculated as skim oil revenue divided by produced water handling volumes.

Produced water handling revenues increased $105.6 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 primarily due to:

•
an increase of $24.5 million due to a 362 MBbl/d volume increase driven primarily by continued development and organic commercial growth and completion activity across the Stateline area. Additionally, there was an increase of $8.1 million related to higher realized unit prices for produced water volumes handled due to composition of customer volume and contracts; and
•
an increase of $5.0 million in skim oil revenues primarily due to a $3.9 million increase related to higher commodity prices and $1.1 million related to higher produced water handling volume with a lower skim oil recovery rate per barrel; and
•
an increase of $57.6 million due to an 877 MBbl/d volume increase and $3.2 million due to higher realized unit prices for produced water volumes handled attributable to the WaterBridge Combination; and
•
an increase of $7.2 million in skim oil revenues primarily due to a $4.8 million increase related to higher produced water handling volume with a lower skim oil recovery rate per barrel due to higher untreated recycled water volumes and a $2.4 million increase due to higher commodity prices attributable to the WaterBridge Combination.

Water Solutions Revenues

Water solutions revenues decreased $1.3 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 primarily due to:

•
a decrease of $0.5 million due to a 97 MBbl/d treated water volume decrease partially offset by an 80 MBbl/d untreated water volume increase. The overall volume decrease was primarily attributable to lower demand for treated recycled water used in conjunction with upstream drilling and completion activity. Additionally, there was a decrease of $2.7 million related to recycled water realized unit price attributable to lower treated recycled water sales; and
•
an increase of $1.0 million due to a 15 MBbl/d brackish water volume increase related to higher customer demand; and
•
an increase of $1.0 million due to a 64 MBbl/d untreated water volume increase attributable to higher demand for untreated recycled water used in conjunction with upstream drilling and completion activity attributable to the WaterBridge Combination.

Other revenues. Other revenues increased $12.6 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 due to $8.5 million of energy waste management revenue and $0.7 million of gas transport revenue attributable to the WaterBridge Combination. Additionally, other revenues include $3.4 million of energy waste management revenues associated with the OWL Landfill Services LLC (“NDB Landfill”) acquisition.

Direct operating costs. Direct operating costs increased $42.1 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 of which $28.3 million is attributable to the WaterBridge Combination. The remaining increase of $13.8 million was primarily attributable to an increase of $11.9 million due to higher produced water handling volumes related to organic commercial growth, $0.4 million related to various operating expenses due to a nominal direct operating cost per barrel increase of less than $0.01/bbl and $1.5 million related to the NDB Landfill acquisition.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion increased $47.1 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase is primarily attributable to $37.9 million in depreciation, amortization and depletion expense associated with property, plant and equipment and intangible assets acquired in the WaterBridge Combination and $7.3 million in depreciation expense related to continued high levels of capital investment activity in produced water handling infrastructure subsequent to September 30, 2025.

	Three Months Ended September 30,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change
General and administrative expense, excluding share-based compensation expense	$15,833	$7,880	$7,953	101%
Share-based compensation expense	2,716	1,124	1,592	142%
Total general and administrative expense	$18,549	$9,004	$9,545	106%

General and administrative expense. General and administrative expense, excluding share-based compensation expense, increased $8.0 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily attributable to higher personnel-related expenses of $10.1 million, IT and facility expenses of $1.7 million, professional services for tax, audit, compliance and legal of $1.5 million, and other expenses of $1.3 million. These increases were partially offset by lower allocation of corporate shared services costs of $6.5 million. As a result of the WaterBridge Combination, the Company incurred significant direct costs, whereas prior to the WaterBridge Combination the Company received the majority of its general and administrative expenses through a corporate shared service allocation.

Share-based compensation expense. Share-based compensation expense increased $1.6 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase is primarily attributable to amortization of $2.0 million related to restricted share units (“RSUs”) attributable to awards issued in connection with the Company’s initial public offering (“IPO”) in September 2025, partially offset by decreased amortization of $0.4 million related to vested NDB Incentive Units.

	Three Months Ended September 30,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change(1)
Interest on debt	$26,669	$18,036	$8,633	48%
Amortization of debt issuance costs	1,157	1,241	(84)	(7)%
Commitment fees	444	108	336	311%
Total interest cost	28,270	19,385	8,885	46%
Interest income	(156)	(50)	(106)	212%
Capitalized interest	(1,785)	-	(1,785)	NM
Total interest expense, net	$26,329	$19,335	$6,994	36%
(1)
NM - Not meaningful

Interest expense, net. Interest expense, net, increased $7.0 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 primarily attributable to higher interest of $29.1 million attributable to a higher weighted average debt balance of $1,042.1 million, partially offset by lower interest of $20.7 million attributable to a lower weighted average interest rate as a result of the debt refinancing completed in October 2025. Additionally, capitalized interest increased $1.8 million in connection with the development of Speedway Phase I produced water handling infrastructure projects.

Income tax expense (benefit). Income tax expense increased $2.0 million to expense of $1.6 million for the three months ended September 30, 2026 as compared to a benefit of $0.4 million for the three months ended September 30, 2025, primarily related to higher taxable income in 2026 attributable to the Company due to a full quarter as a taxable entity and the timing of the WaterBridge Combination in 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

WaterBridge Infrastructure LLC

	Nine Months Ended September 30,		Amount of Increase	Percentage
(in thousands)	2026	2025	(Decrease)	Change
Revenues:
Produced water handling	$596,523	$285,596	$310,927	109%
Water solutions	27,494	28,388	(894)	(3)%
Other revenues	34,895	2,688	32,207	1,198%
Total revenues	658,912	316,672	342,240	108%

Direct operating costs	271,749	149,049	122,700	82%
Depreciation, depletion, amortization and accretion	218,179	72,212	145,967	202%
Total cost of revenues	489,928	221,261	268,667	121%

General and administrative expense	53,042	23,179	29,863	129%
(Gain) loss on disposal of assets, net	(97)	11,832	(11,929)	(101)%
Other operating expense, net	4,003	3,821	182	5%
Operating income	112,036	56,579	55,457	98%

Interest expense, net	69,029	43,560	25,469	58%
Other expense (income), net	753	(296)	1,049	(354)%
Income before income taxes	42,254	13,315	28,939	217%
Income tax expense (benefit)	4,850	(277)	5,127	(1,851)%
Net income	$37,404	$13,592	$23,812	175%

Operating Metrics

The amount of revenue we generate depends primarily on the volumes of water that we handle for, sell to or transfer for our customers.

The table below provides operational and financial data by revenue stream for the periods indicated.

	Nine Months Ended September 30,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change
Volumes: (MBbl/d)
Produced water handling (1)	2,604	1,309	1,295	99%
Water solutions
Recycled produced water	273	235	38	16%
Brackish water	50	52	(2)	(4)%
Total water solutions	323	287	36	13%
Total	2,927	1,596	1,331	83%

Operating metrics: ($/Bbl) (2)
Produced water handling	$0.84	$0.80	$0.04	5%
Water solutions	$0.31	$0.36	$(0.05)	(14)%
Total revenues (3)	$0.78	$0.72	$0.06	8%
Direct operating costs	$0.34	$0.34	$-	0%
Gross margin (4)	$0.21	$0.22	$(0.01)	(5)%
Adjusted Operating Margin (5)	$0.46	$0.38	$0.08	21%
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

The table below provides operational and financial data related to skim oil volumes recovered for the periods indicated.

	Nine Months Ended September 30,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change
Skim oil volumes (Bbl/d)	2,560	1,553	1,007	65%
Skim oil realization (1)	0.10%	0.12%	(0.02)%	(17)%
Skim oil realized price ($/Bbl) (2)	$83.44	$59.96	$23.48	39%
(1)
Skim oil realization is calculated as skim oil volumes divided by produced water handling volumes.
(2)
Realized skim oil pricing is net of certain industry customary deductions.

Revenues

Produced Water Handling Revenues

The table below provides financial data by produced water handling revenue stream and related unit prices for the periods indicated.

	Nine Months Ended September 30,		Amount of Increase	Percentage
Revenues (in thousands):	2026	2025	(Decrease)	Change
Produced water handling revenues	$538,212	$260,176	$278,036	107%
Skim oil revenues	58,311	25,420	32,891	129%
Total produced water handling revenues	$596,523	$285,596	$310,927	109%

Unit prices: ($/Bbl)
Produced water handling revenues	$0.76	$0.73	$0.03	4%
Skim oil revenues (1)	$0.08	$0.07	$0.01	14%
Total produced water handling revenues	$0.84	$0.80	$0.04	5%
(1)
Skim oil unit price is calculated as skim oil revenue divided by produced water handling volumes.

Produced water handling revenues increased $310.9 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 primarily due to:

•
an increase of $64.1 million due to a 322 MBbl/d volume increase, driven primarily by continued development and organic commercial growth and completion activity across the Stateline area. Additionally, there was an increase of $13.6 million related to higher realized unit prices for produced water volumes handled related to composition of customer volume and contracts; and
•
an increase of $12.8 million in skim oil revenues primarily due to a $10.2 million increase related to higher commodity prices and $2.5 million related to higher produced water handling volume with a lower skim oil recovery rate per barrel; and
•
an increase of $189.5 million due to a 973 MBbl/d volume increase and an increase of $10.8 million due to higher realized unit prices for produced water volumes handled related to composition of customer volume and contracts attributable to the WaterBridge Combination; and
•
an increase of $20.1 million in skim oil revenues primarily due to a $14.1 million increase related to higher produced water handling volume with a lower skim oil recovery rate per barrel and a $6.0 million increase related to higher commodity prices attributable to the WaterBridge Combination.

Water Solutions Revenues

Water solutions revenues decreased $0.9 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 primarily due to:

•
an increase of $1.0 million due to a 1 MBbl/d treated water volume increase and an 11 MBbl/d untreated water volume increase. The overall volume increase was primarily attributable to higher demand for treated recycled water used in conjunction with upstream drilling and completion activity. This was partially offset by a decrease of $1.5 million related to recycled water realized unit price attributable to a lower weighting of treated versus untreated recycled water sales volumes and a change in customer mix; and
•
a decrease of $0.8 million due to a 4 MBbl/d brackish water volume decrease related to brackish water supply assets acquired in May 2024 and a decrease of $0.6 million related to lower realized unit prices for brackish water; and
•
an increase of $1.2 million due to a 24 MBbl/d untreated water volume increase attributable to higher demand for untreated recycled water used in conjunction with upstream drilling and completion activity. This was partially offset by a decrease of $0.2 million related to recycled water realized unit price attributable to a change in customer mix. This net $1.0 million increase is attributable to the WaterBridge Combination.

Other revenues. Other revenues increased $32.2 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 due to $27.2 million of energy waste management revenue and $2.7 million of gas transport revenue attributable to the WaterBridge Combination partially offset by a decrease of $1.1 million related to the divestment of crude gathering and transportation assets in March 2025. Additionally, other revenues include $3.4 million of energy waste management revenues associated with the NDB Landfill acquisition.

Direct operating costs. Direct operating costs increased $122.7 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 of which $89.1 million is due to the WaterBridge Combination. The remaining increase of $33.6 million was primarily attributable to an increase of $31.1 million due to higher produced water handling and water solution volumes related to organic commercial growth, $1.0 million related to various operating expenses due to a nominal direct operating cost per barrel increase of less than $0.01/bbl and $1.5 million related to the NDB Landfill acquisition.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion increased $146.0 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase is primarily attributable to $128.3 million in depreciation, amortization and depletion expense associated with property, plant and equipment and intangible assets acquired in the WaterBridge Combination and $15.1 million in depreciation expense related to continued high levels of capital investment activity in produced water handling infrastructure subsequent to September 30, 2025.

	Nine Months Ended September 30,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change
General and administrative expense, excluding share-based compensation expense	$45,537	$20,771	$24,766	119%
Share-based compensation expense	7,505	2,408	5,097	212%
Total general and administrative expense	$53,042	$23,179	$29,863	129%

General and administrative expense. General and administrative expense, excluding share-based compensation expense, increased by $24.8 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily attributable to higher personnel-related expenses of $31.3 million, professional services for tax, audit, compliance and legal of $5.3 million, IT and facility expenses of $5.0 million and insurance and other corporate expenses of $4.2 million. These increases were partially offset by lower allocation of corporate shared services costs of $21.0 million. As a result of the WaterBridge Combination, the Company incurred significant direct costs, whereas prior to the WaterBridge Combination the Company received the majority of its general and administrative expenses through a corporate shared service allocation.

Share-based compensation expense. Share-based compensation expense increased $5.1 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase is primarily attributable to amortization of $5.2 million related to RSUs due to awards issued after the Company’s IPO in September 2025.

(Gain) loss on disposal of assets, net. (Gain) loss on disposal of assets decreased $11.9 million primarily due to the sale of crude gathering and transportation assets during the nine months ended September 30, 2025 as compared to no such material sales of assets during the nine months ended September 30, 2026.

	Nine Months Ended September 30,		Amount of Increase	Percentage
	2026	2025	(Decrease)	Change
Interest on debt	$74,175	$44,038	$30,137	68%
Amortization of debt issuance costs	3,227	3,379	(152)	(4)%
Commitment fees	1,416	253	1,163	460%
Total interest cost	78,818	47,670	31,148	65%
Interest income	(582)	(50)	(532)	1064%
Capitalized interest	(9,207)	(4,060)	(5,147)	127%
Total interest expense, net	$69,029	$43,560	$25,469	58%

Interest expense, net. Interest expense, net, increased $25.5 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 primarily attributable to higher interest of $66.2 million due to a higher weighted average debt balance of $938.2 million, partially offset by lower interest of $36.7 million due to a lower weighted average interest rate as a result of the debt refinancing completed in October 2025. Additionally, capitalized interest increased $5.1 million related to the development of Speedway Phase I produced water handling infrastructure projects.

Income tax expense (benefit). Income tax expense increased $5.2 million to an expense of $4.9 million for the nine months ended September 30, 2026 as compared to a benefit of $0.3 million for the nine months ended September 30, 2025, primarily related to higher taxable income in 2026 attributable to the Company due to a full nine months as a taxable entity and the timing of the WaterBridge Combination in 2025.

The Periods July 1, 2025 through September 16, 2025 and January 1, 2025 through September 16, 2025

WaterBridge Equity Finance LLC

(in thousands)	For the Period July 1, 2025 through September 16, 2025	For the Period January 1, 2025 through September 16, 2025
Revenues:
Produced water handling	$73,457	$229,353
Water solutions	1,309	8,327
Other revenues	1,533	4,954
Total revenues	76,299	242,634

Direct operating costs	29,270	92,785
Depreciation, amortization and accretion	23,676	82,974
Total cost of revenues	52,946	175,759

General and administrative (income) expense	(17,262)	1,678
Other operating expense, net	3,182	4,810
Operating income	37,433	60,387

Interest expense, net	25,369	79,710
Other income, net	(884)	(2,421)
Income (loss) from operations before taxes	12,948	(16,902)

Income tax benefit	(11)	(40)
Net income (loss)	$12,959	$(16,862)

Operating Metrics

The amount of revenue we generate depends primarily on the volumes of water that we handle for, sell to or transfer for our customers.

The table below provides operational and financial data by revenue stream for the periods indicated.

	For the Period July 1, 2025 through September 16, 2025	For the Period January 1, 2025 through September 16, 2025
Volumes: (MBbl/d)
Produced water handling (1)	1,206	1,144
Water solutions
Recycled produced water	22	57
Brackish water	20	21
Total water solutions	42	78
Total	1,248	1,222

Operating metrics: ($/Bbl) (2)
Produced water handling	$0.78	$0.77
Water solutions	$0.40	$0.41
Total revenues (3)	$0.77	$0.75
Direct operating costs	$0.30	$0.29
Gross margin (4)	$0.24	$0.21
(1)
Produced water handling volumes exclude skim oil volumes.
(2)
Operating metrics ($/Bbl) are calculated independently. Therefore, the sum of individual amounts may not equal the total presented due to rounding.
(3)
Total revenues ($/Bbl) exclude Other revenues.
(4)
Gross margin ($/Bbl) is calculated as Total revenues less Total cost of revenues.

The table below provides operational and financial data related to skim oil volumes recovered for the periods indicated.

	For the Period July 1, 2025 through September 16, 2025	For the Period January 1, 2025 through September 16, 2025
Skim oil volumes (Bbl/d)	1,398	1,165
Skim oil realization (1)	0.12%	0.10%
Skim oil realized price ($/Bbl) (2)	$62.63	$63.45
(1)
Skim oil realization is calculated as skim oil revenue divided by produced water handling volumes.
(2)
Realized skim oil pricing is net of certain industry customary deductions.

Revenues

Produced Water Handling Revenues

The table below provides financial data by produced water handling revenue stream and related unit prices for the periods indicated.

Revenues (in thousands):	For the Period July 1, 2025 through September 16, 2025	For the Period January 1, 2025 through September 16, 2025
Produced water handling revenues	$66,628	$210,208
Skim oil revenues	6,829	19,145
Total produced water handling revenues	$73,457	$229,353

Unit prices: ($/Bbl)
Produced water handling revenues	$0.71	$0.71
Skim oil revenues (1)	$0.07	$0.06
Total produced water handling revenues	$0.78	$0.77
(1)
Skim oil unit price is calculated as skim oil revenue divided by produced water handling volumes.

Produced water handling revenues for the period July 1, 2025 through September 16, 2025 consisted of:

•
$66.6 million of produced water handling revenues attributable to produced water handling volumes of 1,206 MBbl/d and a realized unit price per barrel of $0.71; and
•
$6.8 million of skim oil revenues attributable to skim oil volume of 1.4 MBbl/d and a realized unit price per barrel of $62.63.

Produced water handling revenues for the period January 1, 2025 through September 16, 2025 consisted of:

•
$210.2 million of produced water handling revenues attributable to produced water handling volumes of 1,144 MBbl/d and a realized unit price per barrel of $0.71; and
•
$19.1 million of skim oil revenues attributable to skim oil volume of 1.2 MBbl/d and a realized unit price per barrel of $63.45.

Water Solutions Revenues

Water solutions revenues for the period July 1, 2025 through September 16, 2025 consisted of:

•
$0.6 million of recycled water revenues attributable to treated and untreated recycled water of 22 MBbl/d and a realized unit price per barrel of $0.33; and
•
$0.7 million of brackish water revenues attributable to brackish water volume of 20 MBbl/d and a realized unit price per barrel of $0.48.

Water solutions revenues for the period January 1, 2025 through September 16, 2025 consisted of:

•
$5.2 million of recycled water revenues attributable to treated and untreated recycled water of 57 MBbl/d and a realized unit price per barrel of $0.35; and
•
$3.1 million of brackish water revenues attributable to brackish water volume of 21 MBbl/d and a realized unit price per barrel of $0.58.

Other revenues. Other revenues for the periods from July 1, 2025 through September 16, 2025, and from January 1, 2025 through September 16, 2025 were primarily attributable to $1.5 million and $5.0 million, respectively, in gas transportation revenues.

Direct operating costs. Direct operating costs for the period July 1, 2025 through September 16, 2025 were attributable to site utilities and power of $5.9 million, repairs and maintenance of $4.9 million, royalty expense of $4.0 million, personnel-related expenses of $3.7 million, costs related to sales of brackish water of $3.2 million, insurance and property taxes of $2.4 million, chemicals and well intervention of $2.2 million and other expenses of $3.1 million. Direct operating costs for the period January 1, 2025 through September 16, 2025 were attributable to site utilities and power of $17.1 million, repairs and maintenance of $13.3 million, royalty expense of $12.7 million, personnel-related expenses of $12.2 million, chemicals and well intervention of $10.4 million, insurance and property taxes of $7.8 million, waste disposal and trucking expenses of $7.3 million, costs related to sales of brackish water of $3.6 million, equipment rental of $3.2 million, and other expenses of $5.2 million.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense for the period July 1, 2025 through September 16, 2025 consisted of $20.5 million of depreciation expense related to straight-line depreciation of property, plant and equipment, $2.9 million of amortization expense related to amortization of intangible assets and $0.3 million of accretion expense related to asset retirement obligations. Depreciation, amortization and accretion expense for the period January 1, 2025 through September 16, 2025 consisted of $72.3 million of depreciation expense related to straight-line depreciation of property, plant and equipment, $9.9 million of amortization expense related to amortization of intangible assets and $0.8 million of accretion expense related to asset retirement obligations.

	For the Period July 1, 2025 through September 16, 2025	For the Period January 1, 2025 through September 16, 2025
General and administrative expense, excluding share-based compensation benefit	$5,515	$17,059
Share-based compensation benefit	(22,777)	(15,381)
Total general and administrative (income) expense	$(17,262)	$1,678

General and administrative expense. General and administrative expense, excluding share-based compensation expense for the period July 1, 2025 through September 16, 2025 consisted of $8.4 million of direct employee-related expenses, $1.8 million of office facility and IT-related expenses, $0.6 million of professional services fees primarily related to audit and tax services and $0.6 million of other general and administrative expenses partially offset by corporate shared services allocation to other related operating entities of $5.9 million. General and administrative expense, excluding share-based compensation expense for the period January 1, 2025 through September 16, 2025 consisted of $27.7 million of direct employee-related expenses, $5.6 million of office facility and IT-related expenses, $1.9 million of professional services fees primarily related to audit and tax services and $2.3 million of other general and administrative expenses partially offset by corporate shared services allocation to other related operating entities of $20.4 million.

Share-based compensation benefit. Share‑based compensation resulted in a net benefit of $22.8 million and $15.4 million for the periods from July 1, 2025 through September 16, 2025, and from January 1, 2025 through September 16, 2025, respectively, consisted of reflected fair value remeasurements of Incentive Units in WaterBridge Resources LLC and WaterBridge II LLC that are accounted for as liability awards.

Other operating expense, net. Other operating expense, net of $3.2 million and $4.8 million for the periods from July 1, 2025 through September 16, 2025, and from January 1, 2025 through September 16, 2025, respectively, consisted primarily of acquisition-related costs associated with the WaterBridge Combination.

Interest expense, net. Interest expense, net, for the periods from July 1, 2025 through September 16, 2025, and from January 1, 2025 through September 16, 2025 were attributable to the following:

	For the Period July 1, 2025 through September 16, 2025	For the Period January 1, 2025 through September 16, 2025
Interest expense on credit facilities	$23,432	$75,695
Amortization of debt issuance costs	1,934	6,528
Commitment fees	85	335
Interest on other	105	483
Total interest cost	25,556	83,041
Interest income	(187)	(667)
Capitalized interest on credit facilities	-	(2,664)
Total interest expense, net	$25,369	$79,710

The weighted average interest rates during the periods from July 1, 2025 through September 16, 2025, and from January 1, 2025 through September 16, 2025 were 9.31% and 9.14%, respectively, and the weighted average debt balance was $1.1 billion as of September 16, 2025, attributable entirely to our term loan.

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

Management believes Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Operating Margin and Adjusted Operating Margin per Barrel (each as defined below) are useful because they allow us to more effectively evaluate our operating performance and compare the results of our operations from period to period, and against our peers, without regard to our financing methods or capital structure.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin are used by our management and by external users of our financial statements, such as investors, research analysts and others, to assess the financial performance of our assets over the long term to generate sufficient cash to return capital to equity holders or service indebtedness. We define Adjusted EBITDA as net income before interest; taxes; depreciation, amortization, depletion and accretion; share-based compensation; non-recurring transaction-related expenses; litigation settlements and expenses incurred outside of the ordinary course of business; debt modification and extinguishment costs; gains or losses on disposal of assets; and other non‑cash or non‑recurring expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues.

We exclude the items listed above from net income in arriving at Adjusted EBITDA and Adjusted EBITDA Margin because these amounts can vary substantially from company to company within our industry depending upon accounting methods, book values of assets, capital structures and the method by which the assets were acquired.

The following table sets forth a reconciliation of net income and net income margin as determined in accordance with GAAP to Adjusted EBITDA and Adjusted EBITDA Margin, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$13,328	$4,756	$37,404	$13,592
Adjustments:
Depreciation, depletion, amortization and accretion	77,132	30,373	218,179	73,301
Interest expense, net	26,329	19,335	69,029	43,560
Income tax expense (benefit)	1,584	(366)	4,850	(277)
EBITDA	$118,373	$54,098	$329,462	$130,176
Adjustments:
Share-based compensation - RSUs	2,380	214	5,887	214
TRA remeasurement loss	-	-	3,236	-
Transaction-related expenses(1)	2,230	2,309	2,664	3,126
Share-based compensation - NDB Incentive Units	524	997	2,184	2,379
Temporary power costs	-	580	352	1,014
(Gain) loss on disposal of assets, net	(31)	141	(97)	11,832
Other(2)	770	386	(732)	1,406
Adjusted EBITDA	$124,246	$58,725	$342,956	$150,147

Total revenues	$240,163	$123,250	$658,912	$316,672
Net income margin	6%	4%	6%	4%
Adjusted EBITDA Margin	52%	48%	52%	47%
(1)
Transaction-related expenses consist of non-capitalizable transaction costs associated with the Ranger Water Midstream LLC (“Ranger”) acquisition and NDB Landfill acquisition for the three and nine months ended September 30, 2026 and, corporate reorganization and non-capitalizable initial public offering related charges for the three and nine months ended September 30, 2025.
(2)
Other consists of costs associated with the potential corporate conversion, abandoned well costs, abandoned project costs and other non-cash or non-recurring items for the three and nine months ended September 30, 2026 and abandoned well costs, abandoned project costs and other non-cash or non-recurring items for the three and nine months ended September 30, 2025.

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

The following table sets forth a reconciliation of gross margin and gross margin per barrel as determined in accordance with GAAP to Adjusted Operating Margin and Adjusted Operating Margin per Barrel for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per barrel data)	2026	2025	2026	2025
Total revenues	$240,163	$123,250	$658,912	$316,672
Cost of revenues	(177,494)	(88,255)	(489,928)	(221,261)
Gross margin	62,669	34,995	168,984	95,411
Less: Other revenues	(14,046)	(1,460)	(34,895)	(2,688)
Less: Cost of other revenues(1)	5,999	709	14,940	1,485
Depreciation, depletion, amortization, and accretion	77,132	30,373	218,179	73,301
Adjusted Operating Margin	$131,754	$64,617	$367,208	$167,509
Total volumes(2) (MBbls)	283,946	164,560	799,007	435,804
Gross margin ($/Bbl)	$0.22	$0.21	$0.21	$0.22
Adjusted Operating Margin ($/Bbl)	$0.46	$0.39	$0.46	$0.38
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

As of September 30, 2026, the Company’s indebtedness consisted of $825.0 million in principal amount of our 6.25% fixed-rate senior unsecured notes due October 2030 (the “2030 Notes”), $750.0 million in principal amount of our 6.50% fixed-rate senior unsecured notes due October 2033 (the “2033 Notes”, and together with the 2030 Notes, the “Notes”) and $245.0 million of outstanding borrowings under the 2025 Revolving Credit Facility. As of September 30, 2026, the Company had $539.7 million of liquidity comprised of the $505.0 million of available borrowing capacity under the 2025 Revolving Credit Facility, and $34.7 million of cash and cash equivalents.

Dividends and Distributions

(in thousands, except for per share amounts) Cash Dividends	Date of Record	Dividends Paid to Class A Shareholders	Distributions Paid to OpCo Unitholders(1)	Rate Per Share
2026:
First Quarter	March 5, 2026	$2,163	$4,010	$0.05
Second Quarter	June 4, 2026	2,439	3,733	$0.05
Third Quarter	August 27, 2026	2,780	3,392	$0.05
Total		$7,382	$11,135
(1)
Excludes the Company.

On November 3, 2026, our board of directors declared a dividend on our Class A shares of $0.05 per share, payable on December 10, 2026, to shareholders of record as of November 25, 2026, and a corresponding required cash distribution to OpCo unitholders (other than the Company).

Contractual Obligations and Other Commitments

We are a party to contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the balance sheet as of September 30, 2026, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services entered into in the normal course of business and minimum royalty payments.

Cash Flows

The following table summarizes WaterBridge’s cash flow for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Amount of Increase	Percentage
(in thousands)	2026	2025	(Decrease)	Change
Net cash provided by operating activities	$265,582	$71,515	$194,067	271%
Net cash used in investing activities	(611,612)	(129,529)	(482,083)	372%
Net cash provided by financing activities	329,156	391,379	(62,223)	(16)%
Net (decrease) increase in cash and cash equivalents	$(16,874)	$333,365	$(350,239)	(105)%

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $194.1 million. The increase was attributable to cash flow related to higher net income, net of adjustment items, of $171.9 million primarily related to increased volumes related to the WaterBridge Combination and organic commercial growth, including the completion of the Speedway Phase I project during the nine months ended September 30, 2026. Additionally, changes in working capital of $22.2 million primarily due to higher accrued interest due to timing of interest payments related to the Notes entered into in October 2025, partially offset by timing of collections.

Net Cash Used in Investing Activities. Net cash used in investing activities increased $482.1 million, primarily due to a $314.9 million increase in acquisition and acquisition-related expenditures, net of cash acquired, during the nine months ended September 30, 2026 driven by the NDB Landfill and Ranger acquisitions, and a $168.8 million increase in capital expenditures, inclusive of changes in associated working capital items, primarily related to construction of the Speedway Phase I project.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $62.2 million, to $329.2 million for the nine months ended September 30, 2026, consisting of $353.3 million debt borrowings, net of repayments and debt issuance costs, to fund the NDB Landfill and Ranger acquisitions and working capital needs associated with the Speedway Phase I project. This was partially offset by $18.7 million of dividends, dividend equivalents and distributions paid to shareholders, $2.9 million of required tax withholding related to the net settlement of Class A shares, $1.2 million of offering costs paid, and $0.9 million of repayments on finance leases.

Net cash provided by financing activities for the nine months ended September 30, 2025 consisted of $683.0 million of proceeds from the IPO, net of underwriting discounts and commissions and offering expenses, and contributions by member of $20.1 million prior to the IPO. This was partially offset by a $228.2 million purchase of OpCo equity interests and $82.7 million of debt repayments, net of borrowings and debt issuance costs.

Cash Flows

The following table summarizes WBEF’s cash flow for the period January 1, 2025 through September 16, 2025:

(in thousands)	For the Period January 1, 2025 through September 16, 2025
Net cash provided by operating activities	$74,899
Net cash used in investing activities	(73,291)
Net cash used in financing activities	(9,789)
Net decrease in cash and cash equivalents	$(8,181)

Net Cash Provided by Operating Activities. Net cash provided by operating activities consisted of a net loss of $16.9 million, adjusted for non-cash items, primarily including $83.0 million of depreciation, amortization and accretion, $8.8 million of debt issuance costs, contractual customer relationship amortization and other non-cash items, partially offset by $15.4 million of share‑based compensation. Operating cash flows were further impacted by an overall $15.4 million increase in working capital, consisting primarily of $21.9 million increase in accrued and other liabilities related to term loan interest, partially offset by a $6.5 million decrease in accounts receivable and accounts payable driven by timing of customer and supplier payments.

Net Cash Used in Investing Activities. Net cash used in investing activities consisted primarily of capital expenditures of $76.2 million related to expansion of our infrastructure network.

Net Cash Used in Financing Activities. Net cash used in financing activities consisted of $16.0 million of debt repayments related to the term loan, insurance financing and equipment financing notes, $13.3 million of distributions paid to Series A preferred unit holders, $3.0 million of contingent consideration payments and $2.4 million of offering costs paid, partially offset by $24.8 million of proceeds from debt, net of debt issuance costs.

Critical Accounting Estimates

The preparation of our Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in our Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our 2025 Form 10-K.

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

As of September 30, 2026, the Company had $245.0 million of outstanding borrowings under the 2025 Revolving Credit Facility. We are obligated to pay interest at variable rates and other customary fees on borrowings under this facility. For the three and nine months ended September 30, 2026, the 2025 Revolving Credit Facility had a weighted average interest rate of 5.83% and 5.90%, respectively.

As of September 30, 2026, the Company also had aggregate principal amounts outstanding of $1.6 billion under the Notes. Since the Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on the unaudited condensed consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

Refer to Note 7 — Debt within the notes to our unaudited condensed consolidated financial statements for more information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a‑15(d) or 15d‑15(d) of the Exchange Act during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

This Quarterly Report should be read in conjunction with the risk factors disclosed under the heading “Risk Factors” in the 2025 Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 7, 2026 (the “Q1 2026 Form 10-Q”), and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 6, 2026 (the “Q2 2026 Form 10-Q”). There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the 2025 Form 10-K, our Q1 2026 Form 10-Q and our Q2 2026 Form 10-Q.

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

None.

(c)
Trading arrangements and policies.

During the three months ended September 30, 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non‑Rule 10b5‑1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

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

4.1*	First Supplemental Indenture with respect to 6.250% Senior Notes due 2030, dated as of March 11, 2026, among WBI Operating LLC, the guarantors party thereto and UMB Bank, N.A., as trustee.
4.2*	First Supplemental Indenture with respect to 6.500% Senior Notes due 2033, dated as of March 11, 2026, among WBI Operating LLC, the guarantors party thereto and UMB Bank, N.A., as trustee.
4.3*	Second Supplemental Indenture with respect to 6.250% Senior Notes due 2030, dated as of July 31, 2026, among WBI Operating LLC, the guarantors party thereto and UMB Bank, N.A., as trustee.
4.4*	Second Supplemental Indenture with respect to 6.500% Senior Notes due 2033, dated as of July 31, 2026, among WBI Operating LLC, the guarantors party thereto and UMB Bank, N.A., as trustee.
10.1

Master Assignment, Agreement and Amendment No. 1 to Revolving Credit Agreement, dated as of August 4, 2026, among WBI Operating LLC, Truist Bank, as the administrative agent, the collateral agent, the issuing bank and a lender, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-42850) filed with the SEC on August 6, 2026).

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

Date: November 4, 2026	WaterBridge Infrastructure LLC

	By:	/s/ Scott McNeely
	Name: Title:	Scott McNeely Chief Financial Officer (Principal Financial Officer)